Form 10-Q
period 1996-04-30
PMT SERVICES INC /TN/
filed 1996-06-14
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 30, 1996

                        COMMISSION FILE NUMBER:  0-24420

                               PMT SERVICES, INC.
             (Exact name of registrant as specified in its charter)


            TENNESSEE                                     62-1215125
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

        TWO MARYLAND FARMS
            SUITE 200
          BRENTWOOD, TN                                      37027

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (615) 254-1539


                                 NOT APPLICABLE
                        (Former name, former address and
                         former fiscal year, if changed
                              since last report.)



  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO

  As of June 11, 1996, 21,145,212 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                               PMT SERVICES, INC.

                                 BALANCE SHEET

                                                                APRIL 30,      JULY 31,
                                                                  1996          1995
                                                                ---------      --------
     ASSETS
     Current assets:
        Cash and  cash equivalents.........................   $102,635,753   $    60,786
        Accounts receivable................................      4,586,011     2,970,848
        Inventory..........................................        365,278       266,242
        Deferred income taxes..............................        225,765       262,966
        Other current assets...............................        734,209       114,583
                                                              ------------   -----------
           Total current assets............................    108,547,016     3,675,425
        Purchased merchant portfolios, net of accumulated
           amortization of $7,859,103 and $4,033,330.......     61,318,951    36,801,599
        Property and equipment, net........................      3,627,910     2,766,302
        Deferred income taxes..............................      1,185,265       614,420
        Intangible and other assets........................      5,929,034     6,067,770
                                                              ------------   -----------
           Total assets....................................   $180,608,176   $49,925,516
                                                              ============   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current portion of long-term debt..................   $     40,000   $    92,000
        Accounts payable...................................      1,469,731     1,670,252
        Accrued liabilities................................      1,699,560     2,073,429
        Deferred revenues..................................        166,209       285,728
                                                              ------------   -----------
           Total current liabilities.......................      3,375,500     4,121,409
                                                              ------------   -----------
        Long-term debt.....................................              -    15,306,500
                                                              ------------   -----------

     Shareholders' equity:
     Preferred stock, $0.01 par value, authorized:
        10,000,000 shares; no shares outstanding
     Common stock, $0.01 par value, authorized:
         40,000,000 shares; issued and outstanding:
         21,144,812 and 6,646,296 shares...................        211,448        66,463
     Additional paid-in capital............................    166,197,881    25,040,731
     Accumulated earnings..................................     10,823,347     5,390,413
                                                              ------------   -----------
                                                               177,232,676    30,497,607
                                                              ------------  ------------
     Commitments and contingent liabilities (Notes 3
        and 4)
     Total liabilities and shareholders' equity............   $180,608,176   $49,925,516
                                                              ============   ===========




    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                              STATEMENT OF INCOME


                                                        THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED
                                                                APRIL 30,                          APRIL 30,
                                                      -----------------------------     ------------------------------
                                                         1996             1995             1996              1995
                                                      -----------      ------------     ------------      ------------
Revenues................................              $32,899,450       $17,185,257      $87,299,482       $52,472,602
Cost of revenues........................               25,152,534        12,966,344       66,119,567        40,022,877
                                                      -----------       -----------      -----------       -----------
   Gross margin.........................                7,746,916         4,218,913       21,179,915        12,449,725
                                                      -----------       -----------      -----------       -----------

Selling, general and administrative                     2,671,088         2,194,184        7,519,204         5,751,410
 expenses...............................
Depreciation and amortization expense...                1,972,532           737,293        5,002,139         2,080,383
Provision for merchant losses...........                  151,890            94,114          408,143           354,704
Stock award compensation................                       --                --               --           241,477
                                                      -----------       -----------      -----------       -----------
                                                        4,795,510         3,025,591       12,929,486         8,427,974
                                                      -----------       -----------      -----------       -----------
   Income from operations...............                2,951,406         1,193,322        8,250,429         4,021,751
Interest income.........................                  278,064           116,955          695,264           248,941
Interest expense........................                       --                --         (207,577)          (58,419)
   Income before provision for income                   3,229,470         1,310,277        8,738,116         4,212,273
    taxes...............................
Provision for income taxes..............                1,228,278           500,349        3,305,182         1,608,561
                                                      -----------       -----------      -----------       -----------
   Net income...........................              $ 2,001,192       $   809,928      $ 5,432,934       $ 2,603,712
                                                      ===========       ===========      ===========       ===========

Net income per share....................              $      0.11       $      0.06      $      0.31       $      0.19
                                                      ===========       ===========      ===========       ===========





    The accompanying notes are an integral part of this financial statement

                             PMT SERVICES, INC.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY





                                                ADDITIONAL                       TOTAL
                                    COMMON       PAID-IN       ACCUMULATED   SHAREHOLDERS'
                                    STOCK        CAPITAL        EARNINGS        EQUITY
                                ------------  -------------   -------------   ------------
Balance at July 31, 1995........    $ 66,463   $ 25,040,731     $ 5,390,413   $ 30,497,607
     Shares issued..............      58,415    140,780,885                    140,839,300
     Stock options exercised....         439        462,396                        462,835
     Stock split................      86,131        (86,131)                            --
     Net income for the period..                                  5,432,934      5,432,934
                                  ----------   ------------     -----------   ------------
Balance at April 30, 1996.......  $  211,448   $166,197,881     $10,823,347   $177,232,676
                                  ==========   ============     ===========   ============





    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                                                                          NINE MONTH PERIOD ENDED
                                                                                 APRIL 30,
                                                                        ----------------------------
                                                                            1996           1995
                                                                        -------------  -------------
     Cash flows from operating activities:
        Net cash received from merchants...................             $ 25,840,557   $ 14,673,768
        Cash paid to vendors and employees.................              (14,408,657)    (9,896,132)
        Interest received..................................                  648,406        247,316
        Interest paid......................................                 (203,966)       (58,419)
        Income taxes paid..................................               (3,738,253)      (951,013)
                                                                        ------------   ------------
            Net cash provided by operating activities......                8,138,087      4,015,520
                                                                        ------------   ------------
     Cash flows from investing activities:
        Purchase of merchant portfolios....................              (29,904,925)    (3,192,073)
        Purchase of property and equipment.................               (1,286,332)    (1,119,005)
                                                                        ------------   ------------
            Net cash used in investing activities..........              (31,191,257)    (4,311,078)
                                                                        ------------   ------------
     Cash flows from financing activities:
        Payments on long-term debt.........................              (15,358,500)   (12,827,002)
        Proceeds from issuance of common stock.............              140,986,637     17,075,126
                                                                        ------------   ------------
           Net cash provided by financing activities.......              125,628,137      4,248,124
                                                                        ------------   ------------

     Net increase in cash and cash equivalents.............              102,574,967      3,952,566
     Cash and cash equivalents at beginning of the period..                   60,786      1,589,363
                                                                        ------------   ------------
     Cash and cash equivalents at end of the period........             $102,635,753   $  5,541,929
                                                                        ============   ============

     SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

       In connection with the purchased merchant portfolios during the fiscal nine month period ended April 30, 1995, the Company issued promissory notes for $5,194,000.

       In August 1994, the Company issued 112,500 shares of common stock as additional consideration for a merchant portfolio purchased in March 1994.


                                                              NINE MONTH PERIOD ENDED
                                                                     APRIL 30,
                                                             --------------------------
                                                                 1996          1995
                                                             ------------  ------------
     Reconciliation of net income to net cash provided by
         operating activities:
         Net income........................................   $5,432,934    $2,603,712
         Adjustments:
           Depreciation and amortization expense...........    5,002,139     2,080,383
           Provision for merchant losses...................      408,143       354,704
           Stock award compensation........................            -       241,477
           Deferred income taxes...........................     (533,644)      112,697
           Changes in assets and liabilities:
              Accounts receivable..........................     (980,241)     (448,041)
              Inventory....................................      (99,036)       46,623
              Other assets.................................     (306,029)       56,542
              Accounts payable.............................      115,351      (588,573)
              Accrued liabilities..........................     (782,011)     (667,603)
              Deferred revenues............................     (119,519)      223,599
                                                              ----------    ----------
     Net cash provided by operating activities.............   $8,138,087    $4,015,520
                                                              ==========    ==========


    The accompanying notes are an integral part of this financial statement.

                            PMT SERVICES, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS:

          The accompanying interim financial statements are unaudited, except for the balance sheet at July 31, 1995. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended July 31, 1995.

          The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 1996 and the results of its operations and its cash flows for the fiscal nine month periods ended April 30, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal year 1995 has resulted largely from purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios.

          Net income per share for the fiscal three month periods ended April 30, 1996 and 1995 is calculated based on the weighted average number of shares of common stock outstanding of 18,855,575 and 13,840,514, respectively. Net income per share for the fiscal nine month periods ended April 30, 1996 and 1995 is calculated based on the weighted average number of shares of common stock outstanding of 17,552,390 and 13,501,772, respectively.

          On December 14, 1995 the Board of Directors approved a two for one stock split of the Company's $0.01 par value common stock to be effected in the form of a stock dividend. All earnings per share information has been adjusted to give retroactive effect to the stock split for all periods presented. The stock split was effective for shareholders of record on December 29, 1995 and was paid on January 15, 1996.

     On May 17, 1996, the Company's Board of Directors approved a three for two stock split of the Company's $0.01 par value common stock to be effected in the form of a stock dividend. The stock split was effective for shareholders of record at the close of business on May 28, 1996 and distributed June 12, 1996. The earnings per share information has not been adjusted to give effect of this stock split.

NOTE 2 - PUBLIC OFFERINGS:

     In August 1994, the Company consummated an initial public offering of 3,565,000 shares of common stock, 2,315,000 shares of which were offered by the Company (the "Offering"). In

                               PMT SERVICES, INC.

connection with the Offering, the Company received net proceeds of approximately $15.9 million, after deducting underwriting discounts and commissions and expenses of the Offering. The net proceeds were used to repay a $4.9 million noninterest bearing note payable and all borrowings outstanding under the Company's revolving line of credit and bridge loan. The remainder of the net proceeds were used to fund merchant portfolio purchases, upgrade the Company's information systems and for working capital needs.

     In October 1995, the Company consummated a second public offering of 2,156,250 shares of common stock, 1,931,250 of which were offered by the Company. The Company received net proceeds of approximately $40.8 million, after deducting underwriting discounts and commissions and expenses of the offering, and repaid all borrowings outstanding under its revolving line of credit.

       The Company offered 3,910,000 shares of its common stock in a third public offering in April, 1996. The Company received net proceeds of approximately $100 million after deducting underwriting discounts and commissions and estimated expenses of the offering.

NOTE 3 - PURCHASED MERCHANT PORTFOLIOS:

     The Company has purchased certain merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. In fiscal years 1993 and 1994, the Company purchased five portfolios each year and nine in fiscal year 1995. In the quarter ended October 31, 1995, the Company purchased one merchant portfolio and in the quarter ended April 30, 1996, the company purchased two merchant portfolios. In connection with the purchase of most of the merchant portfolios, the Company enters into noncompetition agreements with the sellers of the portfolios. A portion of the purchase price for each of these merchant portfolios is allocated to the related noncompetiton agreement.

     Significant purchase transactions are as follows:

     ABC-April 1995 - The Company purchased a merchant portfolio from Bankcard America, Inc. ("ABC") in April 1995 for a purchase price of $7,674,990. The Company paid $2,600,000 in cash, issued a $400,000 note payable with interest at 3% due May 1, 1995 and issued a $4,700,000 note payable with interest at 3% due July 1, 1995. The Company incurred direct costs and expenses related to the purchase of approximately $1,300,000. the purchase agreement provided additional consideration of $2,500,000 payable to the seller contingent upon the seller's ability to negotiate the transfer of the merchant accounts from the seller's current processing bank to the company's primary processing bank. In May 1995, an agreement was entered into providing for transfer of the merchant accounts and the company paid $2,500,000 representing additional purchase price for the merchant portfolio.

                               PMT SERVICES, INC.

     In connection with the purchase, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in stock warrants to purchase 80,000 shares of the Company's common stock currently held by a shareholder of ABC. Additionally, beginning June 1995, the Company's primary processing bank required a security deposit of $1,500,000 for a period of six months due to the conversion of other merchant portfolios to this bank. Approximately $1,000,000 plus accrued interest was returned to the Company in March, 1996. A sum of $500,000 will remain on deposit with this primary processing bank as long as the Company participates in the bank's Association Marketing Agreement. This amount is reflected in other current assets on the Company's balance sheet.

     TERMNET AND CPS - In July 1995, the Company purchased two additional merchant portfolios which were financed under the Company's credit facility. The Company paid $6,200,000 to TermNet Merchant Services, Inc. ("TermNet") for a merchant portfolio and inventory. The Company paid $5,951,000 to Consumer Payment Services, Inc. ("CPS") for the second purchase in July 1995. In addition to the CPS merchant portfolio, the company also purchased from CPS a merchant equipment lease portfolio, inventory and other office assets.

     IMPERIAL BANK - In October 1995, the Company purchased a merchant portfolio from Imperial Bank ("Imperial") for $8,650,000 with a portion of the proceeds from the Company's second public offering. Operating results of the merchant portfolio are included in the Company's Financial Statements beginning October 1, 1995, the effective date of the purchase.

     UMB - In March 1996, the Company purchased a merchant portfolio from UMB Bank ("UMB") for $13,500,000 with a portion of the proceeds from the Company's second public offering. Additionally, the Company purchased merchant equipment inventory from UMB in the transaction. Operating results of the merchant portfolio are included in the Company's financial statements beginning March 1, 1996, the effective date of the purchase.

          Unaudited pro forma operating results are presented below to provide additional information relative to the potential effect upon the Company's operating results of these significant acquisitions and have been prepared assuming ABC-April 1995, TermNet, CPS, Imperial and UMB acquisitions occurred as of August 1, 1994. These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions in fact been made as of August 1, 1994, or of results which may occur in the future.


                            Pro forma          Pro forma
                        nine months ended  nine months ended
                         April 30, 1996     April 30, 1995
                        -----------------  -----------------

Revenues                     $107,630,813       $112,545,026
Net income                   $  5,511,588       $  1,442,635
Net income per share         $       0.31       $       0.10


                               PMT SERVICES, INC.

          In the third quarter of fiscal year 1996, the Company purchased a portfolio which has approximately 7,000 merchant accounts. Operating results of the merchant portfolio are included in the Company's financial statements beginning April 1, 1996, the effective date of the purchase.

NOTE 4- COMMITMENTS AND CONTINGENCIES:

     In addition to the third-party debt guaranty described in Note 3 above, the Company is subject to the following commitments and contingencies described herein.

     The Company entered into an agreement in July 1995 to purchase the rights to service merchant accounts to be generated by another independent sales and service provider ("service provider") under a contract with the Company's primary processing bank. The Company's option to purchase may be exercised upon the earlier of default by the service provider under its loan agreement with a third party or December 1, 1997 and expires on January 31, 1998. The purchase price will be derived as a multiple of average monthly cash flow generated by the merchant accounts for the three months immediately prior to the purchase.

     The Company's agreement with its primary processing bank was amended to require the Company to purchase the service provider's merchant accounts by January 31, 1998. Additionally, the Company has indemnified the processing bank for any losses incurred by the processing bank with respect to the service provider's merchant accounts.

     In connection with the option agreement, the Company has guaranteed the service provider's loan to a third party in the amount of $250,000. The Company has also entered into a service agreement whereby the Company will provide customer service, processing equipment deployment and related services to the service provider's merchant accounts for a monthly fee of $4.75 per merchant account. At April 30, 1996, the service provider was a newly developed entity without significant merchant accounts generated.

     VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the VISA or MasterCard associations. The Company is not a party to the merchant processing agreements and is therefore dependent upon its contractual arrangements with its processing banks in order to continue to service its merchant portfolio. The Company has a contractual right to receive revenues derived from the discount rate and fees earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreement with its primary processing bank, the Company is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. This agreement provides mobility for substantially all of the Company's merchant base. However, in order to transfer merchant contracts, the Company must pay the processing bank a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

  PMT Services, Inc. is an independent service organization which markets and services electronic credit card authorization and payment systems to retail merchants located throughout the United States. The Company's principal sources of revenues are discount and merchant service fees. The remaining revenues consist of rentals, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate," within the terms of the Company's agreements with processing banks, which is a percentage of the dollar amount of each credit card transaction.

  Revenues derived from the electronic processing of transactions are recognized at the time the merchants' transactions are processed. Revenues related to the direct sale of credit card authorization equipment are recognized when the equipment is shipped. Fees related to both the direct sale and marketing of this equipment are recognized when installation is completed. Fees received in advance of shipment or installation are deferred until realized.

Merchant Portfolio Purchases

  In fiscal year 1995, the Company purchased nine merchant portfolios consisting of approximately 21,100 merchants. Two of these purchases, consisting of approximately 300 merchants, were consummated in the first quarter of fiscal year 1995. In the second and third quarters of fiscal year 1995 the Company purchased approximately 7,900 merchants through two merchant portfolio acquisitions. Additionally, the Company purchased five merchant portfolios, in the fourth quarter of fiscal year 1995 consisting of approximately 12,900 merchants.

  In April 1995, the Company purchased a merchant portfolio of approximately 7,700 merchants from American Bankcard, Inc. ("ABC") for a purchase price of $7.7 million. The Company paid $2.6 million in cash, issued a 3% interest bearing note for $400,000 due May 1, 1995 and issued a $4.7 million note bearing interest at 3% due July 1, 1995. The Company incurred direct costs and expenses related to the purchase of the merchant portfolio of approximately $1.3 million. The purchase agreement provided additional consideration of $2.5 million payable to the seller contingent upon the seller's ability to negotiate the transfer of the merchant accounts from the current processing bank to the Company's primary processing bank.

  In the fourth quarter of fiscal year 1995 an agreement was entered into providing for transfer of the merchant accounts, and the Company paid $2.5 million representing additional purchase price for the merchant portfolio. The Company also signed a guaranty relating to a $1.0 million note of ABC payable to the current processing bank of the purchased merchant portfolio. Additionally, beginning June 1995, the Company's amended processing agreement with its primary processing bank required a $1 million security deposit for a six month period due to the conversion of other merchant portfolios to this processing bank. This deposit plus accrued interest was returned to the Company in March 1996. A sum of $500,000 will remain on deposit with this bank as long as the Company participates in the bank's Association Marketing Agreement.

  The Company purchased a merchant portfolio from Imperial Bank consisting of approximately 5,000 merchant accounts effective October 1, 1995. The Company paid $8,650,000 for the portfolio from proceeds of the Company's second public offering. In the third quarter of fiscal year 1996 the Company purchased two merchant portfolios. The Company purchased approximately 15,000 from UMB Bank, N.A. ("UMB") for a purchase price of $13,500,000 effective March 1, 1996. Effective April 1, 1996 the Company purchased approximately 7,000 merchant accounts from Bankcard America, Inc. ("ABC") for a purchase price of $6,300,000.

  The growth in the Company's revenues and profitability from fiscal year 1995 has resulted largely from the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios. There can be no assurance that the Company will be able to make successful portfolio acquisitions or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios.

  See pro forma operating results in Note 3 to the financial statements for information relative to the potential effect of these acquisitions on the Company's operations. Management believes the pro forma operating results reflected in Note 3 are not indicative of what would have occurred had the purchases been made at the beginning of fiscal year 1995, or of results which may occur in the future, because the revenue and cost structures of the acquired portfolios are not directly comparable to the Company's.

Results of Operations

  The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:


                                  Three Month Period   Percentage/Increase    Nine Month Period   Percentage/Increase
                                   Ended April 30,          (Decrease)         Ended April 30,         (Decrease)
                                 --------------------  --------------------  -------------------  --------------------
                                    1996       1995                            1996       1995
                                 ----------  --------                        ---------  --------
Revenues                            100.0 %    100.0%            91.4%          100.0%    100.0%            66.4%
Cost of  revenues                     76.5      75.5             94.0            75.7      76.3             65.2
                                    ------     -----                            -----     -----
Gross margin                          23.5      24.5             83.6            24.3      23.7             70.1
Selling, general and
   administrative expenses             8.1      12.8             21.7             8.6      11.0             30.7
Deprec. and amortization               6.0       4.3            167.5             5.7       4.0            140.4
Provision for merchant losses          0.4       0.5             61.4             0.5       0.7             15.1
Stock award compensation               0.0       0.0                -             0.0       0.4           (100.0)
                                    ------     -----                            -----     -----
Income from operations                 9.0       6.9            147.3             9.5       7.6            105.1
Interest expense, net                 (0.8)     (0.7)           137.8            (0.5)     (0.4)           156.0
                                    ------     -----                            -----     -----
Income before provision for
   taxes                               9.8       7.6            146.5            10.0       8.0            107.4
Provision for income taxes             3.7       2.9            145.5             3.8       3.0            105.5
                                    ------     -----                            -----     -----
Net Income                             6.1       4.7            147.1             6.2       5.0            108.7
                                    ======     =====                            =====     =====


Revenues

     Revenues for the third quarter of fiscal year 1996 increased to $32.9 million, an increase of 91.4% over the same period last year. For the first nine months of fiscal year 1996, the Company reported revenues of $87.3 million, 66.4% higher than revenues of $17.2 million for the same period last fiscal year. The increase resulted primarily from the purchase of merchant portfolios, revenue enhancement programs and the growth from a Visa and MasterCard sales solicitation program launched in fiscal year 1995 with one of the Company's major association relationships. The fiscal year 1995 and 1996 merchant portfolio purchases accounted for 84.1% of the increase in revenues in the third quarter of fiscal year 1996 and 78.9% of the increase in the first nine months of fiscal year 1996.

Cost of Revenues

     Cost of revenues increased from $13.0 million in the third quarter of fiscal year 1995 to $25.2 million in the third quarter of fiscal year 1996. Additionally, for the nine month period ended April 30, 1996, cost of revenues increased to $66.1 million or 65.2% from $40.0 million for the same period in fiscal year 1995. Cost increased as a percentage of revenues in the quarter ended April 30, 1996 as a result of merchant portfolio purchases with a higher percentage of cost of revenues. However, cost of revenues decreased as a percentage of revenues for the nine months ended April 30, 1996 as a result of other merchant portfolio purchases, profit enhancement programs and approximately $382,000 in annual fees charged to merchants and earned in December, 1995.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $2.7 million in the third quarter of fiscal year 1996 and $2.2 million for the third quarter of fiscal year 1995. This reflects a 21.7% increase over the same period in fiscal year 1995. For the first nine months of fiscal year 1996, selling, general and administrative expenses were $7.5 million or 30.7% over the same period in fiscal year 1995. As a percentage of revenues, selling, general and administrative expenses has decreased for the third quarter of fiscal year 1996 and the nine month period ended April 30, 1996 when compared to the same periods in fiscal year 1995. The decrease in selling, general and administrative expenses as a percentage of revenues continues to reflect the Company's overall improvement in utilization of personnel and the addition of revenues from purchased merchant portfolios, which do not cause a proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization

      Depreciation and amortization expense increased from $737,000 for the quarter ended April 30, 1995 to $1,973,000 for the quarter ended April 30, 1996 which represents a 167.5% increase. For the first nine months of fiscal year 1996, depreciation and amortization increased 140.4% to $5,022,000 from $2,080,000 for the same period in fiscal year 1995. The increase in depreciation and amortization was primarily the result of amortization of purchased merchant portfolios.

      The Company repaid all outstanding indebtedness on its revolving credit facility in October 1995 with a portion of the proceeds from the second public offering. The credit facility expires November 1, 1996 if there is no outstanding indebtedness and the Company elects to not extend the facility.

Stock Award Compensation

      No stock award compensation was recognized in the third quarter or the first nine months of fiscal year 1996. For the first nine months of fiscal year 1995 stock award compensation was $241,000. The Company recognizes noncash compensation expense based on the vesting of certain stock awards. The vesting of awarded shares accelerated upon completion of the initial public offering. As a result, the remaining unearned compensation expense was recognized in August 1994.

Interest Expense

      For the third quarter of fiscal year 1996, the Company recognized $278,000 net interest income. For the same quarter in fiscal year 1995 the Company recognized $117,000 net interest income. For the nine month periods ended April 30, 1996 and 1995, the Company recognized $488,000 and $191,000 net interest income, respectively. The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. The Company received interest income from the investment of the remaining net proceeds from the initial and second offerings and on the total net proceeds from the April 1996, offering.

Income Tax

     As a result of Company's increased profitability for the third quarter and the first nine months of fiscal year 1996 income tax expense has increased. Income tax expense increased from $500,000 in the third quarter of fiscal year 1995 to $1,228,000 in the third quarter of fiscal year 1996. In the first nine months of fiscal year 1996, income tax expense increased 105.5% to $3,305,000 from $1,609,000 for the first nine months in fiscal year 1995. The Company's effective income tax rate is approximately 38% for all periods.

Liquidity and Capital Resources

     The Company recognizes as revenue in its statement of income the full discount rate collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processing bank, and the network service provider, are reflected as costs of revenues. In accordance with the Company's contracts with its processing banks, all of the funds collection and most of the disbursement function is performed on behalf of the Company by the processing bank. At month end the processing bank collects the total discount rate from the merchants and disburses to each of the service providers their fees, except disbursements for interchange fees which are paid to the card-issuing bank daily. Shortly after month end, the processing bank disburses to the Company the remainder of the funds collected from the merchant (which represents a significant portion of the Company's gross margin).

     Although the Company's revenues reflect the full discount rate collected, the cash flow statement is prepared using the "direct method" as provided in Statement of Financial Accounting Standards 95, "Statement of Cash Flows," and reflects cash received from merchants at the net amount collected as the cash flows received by the Company from processing banks are net of the amounts disbursed to the other parties described above. This presentation follows the flow of funds to the Company.

Working Capital

     Net cash flow provided by operating activities was $8.1 million for the first nine months of fiscal year 1996 as compared to net cash flow provided by operating activities of $4.0 million for the first nine months of fiscal year 1995. Merchant portfolio purchases account for the significant increase in cash provided by operating activities. However, this increase was partially offset by increased income tax payments and payments to vendors and employees in fiscal year 1996.

Capital Expenditures and Investing Activities

     Capital expenditures were approximately $31.2 million for the nine month period ended April 30, 1996 as compared to $4.3 million for the same period in fiscal year 1995. Following the consummation of the second public offering in October 1995, the Company purchased merchant portfolios from Imperial Bank, UMB and ABC. The increase in capital expenditures was also attributable to additional expenditures related to the upgrade of the Company's management information system, the purchase of additional credit card terminals, and the purchase of peripheral equipment for lease to merchants.

Financing Activities

     The significant increase in cash for fiscal year 1996 resulted primarily from the consummation of the Company's two public offerings in October 1995 and April 1996. Net cash provided by financing activities for the first nine months of fiscal year 1996 was $125.6 million, which reflects the net proceeds of the public offerings after retirement of the Company's outstanding indebtedness to First Union National Bank of Tennessee. Cash provided by financing activities for the first nine months of fiscal year 1995 was $4.2 million and reflects the net proceeds of the Company's initial public offering after retirement of outstanding indebtedness.

Future Capital Needs

     Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future. Management expects to fund such purchases through cash on hand, cash generated from operations and additional bank borrowings. The Company believes that the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal year 1996. The Company, however, may pursue additional expansion opportunities, including merger agreements accounted for as poolings requiring the issuance of additional shares of stock. Additionally, the Company may make purchases of additional merchant portfolios, which may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend upon then prevailing market and other conditions.

There can be no assurance that any such financing will be obtained on terms acceptable to the Company.

     In October 1995, the Company repaid all indebtedness on its revolving credit facility to First Union National Bank of Tennessee from the proceeds of its second public offering. The revolving credit facility was amended and restated during fiscal year 1995 to increase the line of credit to $17,500,000 which is currently available. The amended agreement expires November 1, 1996 with all amounts then outstanding under the agreement due on November 1, 1996, unless the agreement is extended or the outstanding amounts have been converted to a term loan requiring equal monthly payments for 48 months.

     Borrowings under the amended revolving credit facility will be used to finance future purchases of merchant portfolios and equipment and for working capital purposes. Borrowings are secured by substantially all the Company's assets and life insurance policies on the lives of two of the Company's executive officers.

     This report contains certain forward-looking statements, including those relating to future growth through portfolio acquisitions and the availability of capital to support such acquisitions, each of which is accompanied by specific, cautionary language.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          (b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated March 27, 1996 discussing the Company's purchase of a merchant portfolio from UMB Bank, N.A.

          The Company filed a Current Report on Form 8-K dated April 3, 1996 discussing a lawsuit in which the Company is a defendant.

          On April 16, 1996 the Company filed a Form 8-K/A amending the March 27, 1996 Form 8-K. This report included the report of independent accountants, statement of merchant revenues and operating expenses and the notes to these statements. Additionally, the Company included the required pro forma financial statements.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PMT SERVICES, INC.



                                           By:/s/Vickie G. Johnson
                                              --------------------
                                              Vickie G. Johnson
                                              Chief Accounting Officer
                                                (principal accounting officer)


Date: June 13, 1996