Form 10-K
period 1996-07-31
PMT SERVICES INC /TN/
filed 1996-10-15
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 31, 1996, or

[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange act of 1934 (No   Fee Required) for the transition period from
       ____________ to ____________.

                         COMMISSION FILE NO.:  0-24420

                              PMT SERVICES, INC.
            (Exact name of registrant as specified in its charter)

          TENNESSEE                                        62-1215125
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   TWO MARYLAND FARMS, SUITE 200, BRENTWOOD, TN                    37027
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (615) 254-1539

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
           Title of Each Class                     on Which Registered
                 NONE                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              ----      ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the shares of Common Stock (based upon the closing price of these shares in the over-the-counter market on October 11,
1996) of the registrant held by nonaffiliates on October 11, 1996 ($19.50 per share), was $645,578,837.

   As of October 11, 1996, 33,106,607 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:


     Portions of the Registrant's Proxy
     Statement Relating to the Annual
     Meeting of Shareholders to be held
      on December 16, 1996..........................Part III

                                    PART I

ITEM 1.   BUSINESS

GENERAL

   PMT Services, Inc. (the "Company") is an independent service organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. The Company's operating and growth strategies focus on expanding the Company's customer base of small merchants through trade and other association affiliations, telemarketing, merchant portfolio purchases and superior customer service. PMT has experienced rapid growth in its total merchant portfolio base which has fostered significant growth in the Company's revenues and earnings. From July 31, 1989 to July 31, 1996, the Company's merchant portfolio base increased from approximately 6,800 merchants to approximately 89,500 merchants. During this same period, PMT's revenues increased from $4.3 million for fiscal year 1989 to $149.8 million for fiscal year 1996. This increase in revenues resulted primarily from the purchase of merchant portfolios and, to a lesser extent, new merchant contracts generated through the Company's marketing and sales efforts and revenue enhancements with existing merchants.

   PMT targets small merchants as its primary customer base. These merchants generally have a low volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management of the Company estimates that there are approximately 3.0 million merchant locations in the United States currently accepting VISA and MasterCard credit cards in the small merchant market segment and that approximately 2.0 million of such small merchant locations utilize electronic processing for credit card transactions. Management believes the small merchant market offers the Company significant growth opportunities for (i) the "first time" installation and subsequent servicing of credit card authorization and payment systems and (ii) the conversion of small merchants currently accepting credit cards from paper-based to electronic processing.

   PMT utilizes exclusive contractual relationships with trade associations, distributors and wholesalers ("Associations") to reach small merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, Associations endorse the processing systems marketed and serviced by PMT and participate in originating new customers for the Company. Following introductions generated by its Association relationships, PMT employs direct telemarketing to solicit merchants on a nationwide basis. Telemarketing represents an important element of the Company's overall marketing strategy by affording the Company cost-effective access to small merchants dispersed throughout the United States. PMT is augmenting its telemarketing efforts with a field sales force. Through the use of telemarketing and a field sales force, management believes the Company's cost structures will continue to be competitive with the cost structures of its competitors using only a field sales force as a result of the lower costs associated with telemarketing.

   Since fiscal year 1991, the Company has acquired 24 merchant portfolios, ranging in size from approximately 100 to 15,000 merchant accounts. During fiscal 1996, the Company purchased five merchant portfolios representing a total of approximately 34,500 merchant accounts, generating approximately $3.3 billion in aggregate annual charge volume. Management believes increased competition in the industry and other factors have pressured certain competitors to dispose of all or a portion of their merchant portfolios. As a result, management believes many opportunities for portfolio purchases exist as the industry continues to consolidate. The Company's experience in making merchant portfolio purchases, coupled with operating efficiencies, enhances the Company's ability to successfully integrate purchased merchant portfolios on a cost-effective basis.

   PMT provides comprehensive customer service and support to its merchants requiring consultative problem solving and account management. Management believes that providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. Through internally generated sales of merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes the Company has developed a stable and recurring base of revenues.

INDUSTRY OVERVIEW

   The number of credit cards in use has grown dramatically since their introduction over 40 years ago. According to recent industry statistics, in 1994 there were approximately 746 million "general purpose" credit cards honored by all types of merchants. General-purpose cards were dominated by VISA and MasterCard in 1995, the total number of cards in circulation increased by 43.1 million to 405 billion from 1994. According to the Nilson Report, there are currently over 7,000 financial institutions that issue VISA and MasterCard credit cards in the United States. Approximately $575 billion was charged to VISA and MasterCard credit and debit cards in 1995, as compared with $80 billion in 1983. Despite this rapid growth, credit and debit card transactions represented less than 20% of consumer spending in the United States in 1994 (the majority of the remainder was either cash or check). Today, consumers increasingly expect to be able to use their credit cards in almost all purchase transactions, regardless of merchant location, type or size, as credit card use continues to incrementally displace cash and checks. In addition, VISA and MasterCard have aggressively attempted to increase the number of merchants accepting credit cards as a method of payment. According to industry statistics, in 1995 there were approximately 3.3 million merchant locations that accepted VISA and MasterCard credit cards as a method of payment.

   Electronic credit card transaction processing services encompass a variety of functions including data capture, communication, authorization and settlement, provided by several parties. A typical transaction begins when a customer presents a credit card to a merchant for payment. The card is swiped through an electronic terminal which has been placed with the merchant by a bank or a non-bank service provider, such as PMT. The cardholder's purchase is electronically authorized by the issuing bank. Simultaneously, pertinent data relating to the transaction are recorded electronically by the terminal and transferred to a processing bank where the data is stored for use in settlement and client reporting. Both the authorization and data capture functions of the terminal involve transmissions of data via an electronic network. The processing bank transmits the total merchant charge to the card issuing institution through the VISA and MasterCard credit card associations and arranges for funds to be transferred to the merchant's bank. The merchant's account is credited with the full retail purchase amount, generally within 24 to 72 hours, and the card issuer then enters the transaction on the cardholder's monthly statement.

   Historically, the larger acquiring banks have marketed credit card processing services to national and regional merchants, not emphasizing small merchants with a low volume of transactions, as small merchants are often difficult to identify and expensive to service. This created an opportunity for non-banks, including independent service organizations such as PMT, that recognized the business potential of providing electronic processing to these small merchants. Management estimates that there are approximately 3.0 million small merchant locations nationwide accepting VISA and MasterCard credit cards, only approximately 2.0 million of which process transactions electronically.

   The transaction processing industry has undergone rapid consolidation over the last several years with the three largest acquirers controlling almost 50% of the market share. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some community and regional banks and independent service organizations to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet those evolving demands, and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. In 1994, although the ten largest bankcard processors accounted for approximately 62.1% of the total charge volume processed, there were over 400 additional registered service providers marketing and selling transaction processing services to merchants. Management believes that these factors will result in continuing industry consolidation over the next several years.


OPERATING STRATEGY

   As of July 31, 1996, the Company serviced approximately 89,500 merchant accounts. The following are the primary elements of the Company's operating strategy:

   Focus on Small Merchants. PMT has focused its marketing efforts on small merchants which have traditionally been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. The Company is able to provide electronic processing systems at rates that generally are lower than those available from small local processing banks as a result of its transaction volume. See "Merchant Services."

   Create Association Relationships. PMT utilized exclusive contractual relationships with Associations to reach small merchants that would otherwise be difficult to identify and locate using customary marketing practices. Pursuant to these relationships, Associations endorse the processing systems marketed and serviced by PMT and participate in originating new customers for the Company. PMT's endorsement by local, state and national Associations are a continuous source of leads for its telemarketing solicitation efforts. PMT is currently a party to 177 Association endorsement contracts. Based upon information provided by the Associations with which the Company has a relationship, management believes these Associations represent approximately 990,000 merchants.

   Minimize Marketing Expense. Using the leads generated by its Association relationships, PMT employs direct telemarketing to solicit merchants on a nationwide basis. Management believes telemarketing is uniquely suited to the small business segment of the market because telemarketing, when combined with Association relationships and a field sales force, provides the Company with a cost-effective means of contacting small merchants that traditionally have been difficult to reach.

   Deliver Customer Service Support. Management believes providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. The size of the Company's merchant base enables it to support a customer service program designed to provide consultative problem solving and account management. PMT is continuing to upgrade its customer service information systems by installing new hardware and creating proprietary software application to further enhance the customer service it provides and to accommodate future growth.

   Increase Operating Efficiencies. Currently, the Company outsources its processing and network services from third parties which have excess capacity and the expertise to handle the Company's needs.

Management believes because its merchant base generates significant transaction volume in the aggregate, the Company has been able to negotiate competitive pricing from its processing and network providers at prices below what the Company would experience to build and support these systems internally. The Company has achieved significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity. The Company intends to outsource processing and network services as long as it is economically more attractive than to develop and support these services within the Company allowing management to focus on its core business of sales, marketing and customer service.

   Maintain a Stable and Recurring Revenue Base. Through merchant retention and increased credit card use, the Company has developed a stable and recurring base of revenues. In addition to its high customer service level, the Company's endorsements from Associations provide an additional link to its merchants that tends to reduce attrition. Furthermore, management believes that the low transaction volume of its individual merchants make them less likely to change providers because of the up-front costs associated with a transfer.


GROWTH STRATEGY

   The Company's growth strategy is to pursue internal growth through its internal marketing venues and to acquire complementary merchant portfolios. Through the use of direct telemarketing solicitation and a field sales force, PMT obtains new merchant accounts by offering merchants a more competitive discount rate and by offering better levels of service than those obtainable from other sources, particularly local banks. In addition to increasing its penetration of the small merchant segment, management intends to continue the Company's growth through purchases of merchant portfolios from banks and other independent service organizations, assuming adequate financing and acceptable transaction terms are achieved. From fiscal year 1991 through fiscal year 1996, the Company has successfully acquired 24 merchant portfolios ranging in size from approximately 100 to 15,000 merchant accounts. Management believes portfolio acquisitions will continue to be an attractive source of new customers. The Company's efforts have historically been focused on identifying small merchant portfolios that typically are electronically processed and average approximately 2,000 merchants, although the Company has made and is focusing on acquisitions of substantially larger merchant portfolios.


MARKETING

   The Company's marketing strategy is to solicit prospective merchants primarily through the Company's Association marketing program. The Company initiated its Association marketing program in 1988, and currently has entered into exclusive marketing arrangements with 177 Associations. Under these arrangements, PMT obtains the exclusive endorsement of the Association and receives initial and ongoing marketing assistance from the Association to its members. The Company's telemarketing force places calls to merchants whose names and telephone numbers are obtained through its Association relationships. If a merchant expresses an interest in the system, the telemarketer arranges for the merchant to receive additional information regarding the system. If the merchant agrees to utilize the system, the telemarketer assists the merchant in completing the appropriate paperwork which is forwarded to a processing bank for review and acceptance. As part of this review, an outside agency may be utilized to inspect the merchant location, inventory and signage to confirm the business is an active, going concern. PMT typically pays referral compensation to the Associations in exchange for the continuing endorsement of PMT's services.

The average term of the Company's marketing arrangements with Associations is three years and most of the agreements provide for automatic renewals for additional one-year periods.

   According to information provided by the Associations with which the Company has a relationship, management believes such Associations represent approximately 990,000 merchants. Based on estimates of the total market size of these Associations and the current number of accounts served by the Company, the Company's penetration into this market as of July 31, 1996 was approximately 1.9%.

   The Company views pricing as the most important component of its marketing, and believes it offers competitive pricing in the markets it serves. The Company usually charges a one-time, negotiated set-up fee. The Company also negotiates a specific discount rate and various fees, within the terms of the Company's processing agreements, based on the number of transactions and aggregate dollar amounts of the transactions processed through the card reading terminal.


PORTFOLIO ACQUISITIONS

   The Company expects to continue to acquire selected merchant portfolios that complement the Company's existing customer base of small merchants. The Company performs an extensive review of the cash flow characteristics of each portfolio, the types of business conducted by and credit status of the merchants in the portfolio, the Company's ability to control attrition of the portfolio and the opportunities the portfolio provides for revenue enhancement and cost reduction. The Company determines a valuation of each portfolio-acquisition opportunity based on a combination of these factors.

   Management believes the consolidation activity in the transaction processing industry offers the Company many opportunities for portfolio purchases. The Company's experience in completing merchant portfolio purchases, coupled with operating efficiencies, should enhance the Company's ability to successfully integrate purchased merchant portfolios on a cost-effective basis. Smaller independent service organizations are the Company's primary source of portfolio acquisitions. Typically these service organizations have built portfolios to the limits of their servicing capabilities, are facing increasing competitive pressures from larger, lower cost providers and/or are seeking additional liquidity. In certain instances, the Company has completed multiple acquisitions of merchant portfolios from the same independent service organizations, a trend which the Company expects to continue. Another source of portfolio acquisitions are commercial banks which, in an effort to lower their internal overhead, often sell or outsource their credit card servicing operations, creating the opportunity for buyers to acquire the existing merchant portfolio. Often, the small-merchant portion of these portfolios is viewed as being unattractive by acquiring banks or third-party processors and can be acquired at favorable terms. Management believes the portfolio acquisition market will continue to be an attractive source of new customers in the future. Since fiscal year 1991, the Company has acquired 24 merchant portfolios, ranging in size from approximately 100 to 15,000 merchant accounts.


RECENTLY COMPLETED ACQUISITIONS

   In March 1996, PMT purchased a merchant portfolio consisting of approximately 15,000 merchant accounts with approximately $1.4 billion in annual credit card charge volume from UMB Bank, n.a. ("UMB").

   In April 1996, PMT purchased a merchant portfolio consisting of approximately 7,000 merchant accounts with approximately $300 million in annual credit card charge volume from Bankcard America, Inc., an Illinois corporation doing business as American Bankcard Center ("ABC"). This acquisition represented the sixth merchant portfolio purchased by the Company from ABC.

   In July 1996, PMT purchased two merchant portfolios from two independent service organizations consisting of an aggregate of approximately 7,500 merchant accounts and approximately $1 billion in annual credit card charge volume. The larger of the two acquisitions was accounted for as a pooling of interests.

   Effective August 1996 PMT purchased three merchant portfolios consisting of approximately 13,500 accounts with approximately $968 million in annual credit card charge volume. One of these was accounted for as a pooling of interests.


PROCESSING RELATIONSHIPS

   PMT markets and services electronic credit card authorization and payment systems pursuant to contractual relationships with processing banks that are members of VISA and MasterCard. Under such contractual relationships, PMT's processing banks process merchant credit card transactions pursuant to contracts, the terms of which have been negotiated by PMT (or certain other independent service organizations from whom PMT has acquired merchant portfolios) and approved by the processing bank. PMT's processing banks withhold from the merchants a discount rate and various fees for the processing of each credit card transaction. From PMT's discount rate revenues, amounts are paid to the issuing bank, the network service provider, VISA or MasterCard and to the processing bank.

   Generally the Company's agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit PMT to originate new merchants which then enter into contractual agreements with the processing banks for processing of credit card transactions. The service portion of the agreements permits PMT to provide appropriate service (including terminal programming and shipping, employee training, equipment supply and repair and operational support) to the merchants solicited to process on the processing banks' systems. Although the marketing portion of the agreements is limited as to time, the service portion of these agreements is not.
Accordingly, PMT has a right to continue to receive revenues from these processors, notwithstanding termination of the marketing portion of the processing agreements, so long as the merchant processes through the PMT processing bank's system, PMT provides appropriate service to the merchant and PMT otherwise remains in compliance with the agreement. Under the terms of PMT's agreement with its principal processing bank, PMT is permitted to transfer merchants to another processing bank, subject to the payment of termination fees. See "Agreements with Processing Banks."


AGREEMENTS WITH PROCESSING BANKS

   As of July 31, 1996, the Company relied on eleven banks to process the credit card transactions of PMT's clients. At that date, the Company's agreement with its principal processing bank, First National Bank of Omaha ("FNBO"), applied to approximately 51.8% of the Company's aggregate merchant base. While the marketing portion of the Company's processing agreements expires at various times between 1996 and 2002, these agreements provide for the Company to continue to receive revenues as long as the merchants subject to the agreement process credit card transactions with the banks, PMT provides the appropriate service to the merchants and PMT otherwise remains in compliance with the terms of the agreement. Under the FNBO agreement, the Company bears liability for all unfulfilled chargebacks. The Company either shares with its other processing banks or bears fully the liability for any cardholder chargebacks for which merchants solicited by PMT do not accept responsibility, and PMT is fully liable for any losses caused by PMT's negligence or wrongful acts. Each of the Company's processing agreements may be terminated by either party in the event of default of obligations, insolvency or receivership, or failure to make payments when due or to abide by the rules and regulations of VISA and MasterCard.

   FNBO Agreement. The Company first entered into a direct marketing and service relationship with FNBO in September 1989. PMT's current agreement was entered into as of March 1, 1994, and is effective through 2002. FNBO is the primary processing bank for which PMT, on a non-exclusive basis, solicits and services merchants. At July 31, 1996, FNBO provided processing services for approximately 51.8% of the Company's total merchant base at that date.

   The agreement provides PMT the right, at any time upon giving notice, to transfer merchant contracts to other processors. In order to do so and depending upon the status of the merchants, PMT must pay FNBO a termination fee based on merchant transaction volume and/or the number of merchant locations calculated at the time of termination.

   Other Processing Agreements. At July 31, 1996 the Company's ten other processing banks provided processing services for approximately 48.2% of the Company's total merchant base at that date. Under processing agreements with four of such processing banks, PMT solicits, on a non-exclusive basis, merchants to process transactions with the processing banks. PMT has the unilateral right to transfer merchants to other processors under arrangements with six of the ten processing banks.

NETWORK SERVICES

   Networks provide an electronic connection or pathway between the merchant and PMT's processing bank and are paid a fixed amount per transaction. All appropriate parties receive pertinent information from merchants via the networks. PMT's relationships with its processing banks enable it to negotiate directly with network service providers to obtain volume discounts for network services. Currently, management believes that it is economically more attractive to outsource network services than to develop and support these services within the Company.

DISCOUNT RATE AND FEES

   The primary source of revenue for PMT is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, the Company receives periodic fees from most of its merchants for providing various services which are reflected in the table below as "Average Fees per Transaction." See "Merchant Services." The discount rate and fees are negotiated by the Company, within the terms of the Company's processing agreements, with each of the merchants to which the Company provides services. PMT contracts with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, PMT complies with the pricing structures established by VISA and MasterCard associations for the interchange fee paid to the retail consumers' card-issuing banks and the associations' fees. The primary costs incurred by PMT in delivering its services to the merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the VISA and MasterCard associations and which is calculated as a percentage of the transaction amount, (ii) a fee calculated as a percentage of the transaction amount that is paid to the VISA or

MasterCard association which is established by the member banks of the VISA and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which is negotiated between PMT and the network service provider and (iv) a fixed, per-transaction fee paid to the processing bank which is negotiated between PMT and the processing bank. Management believes, based on information received from the Company's merchant customers, that the range of discount rates offered by other service providers is approximately 1.4% to 4.0%. The discount rates offered by the Company are within this range. The following table illustrates a hypothetical $100 VISA or MasterCard transaction in which the merchant discount rate is 2.0%.


                                                          Method
                                    Allocation       of Determination         Established By
                                    -----------  -------------------------  -------------------

Purchase Amount...................  $ 100.00
To Merchant.......................    (98.00)
                                      ------
Discount Rate.....................    $ 2.00     Percentage of Transaction   PMT/Processing Bank
Average Fees per Transaction......       .09     Various                     PMT/Processing Bank
                                      ------
PMT's Revenue.....................    $ 2.09
PMT's Cost of Revenue:
  To Card-Issuing Bank............     (1.33)    Percentage of Transaction   VISA/MasterCard
  To VISA/MasterCard Association..      (.09)    Per Transaction             VISA/MasterCard
  To Network Service Provider.....      (.08)    Per Transaction             PMT/Processing Bank
  To Processing Bank..............      (.05)    Per Transaction             PMT/Processing Bank
                                      ------
Gross Transaction Margin..........    $  .54
                                      ======


   The Company's average VISA or MasterCard transaction size for the fiscal year 1996 was approximately $81.00. Excluding the UMB acquisition, the average transaction size for fiscal 1996 was $96.00.

   The Company recognizes as revenue in its statement of income the full discount rate collected from the merchant (i.e., the $2.00 in the above example) and various fees associated with servicing merchant accounts. Also, the various costs incurred by the Company listed above (i.e., amounts paid to the card-issuing bank and network provider) are reflected as costs of revenues. In most cases, in accordance with PMT's contracts with its processing banks, the funds collection and disbursement function for each of the items listed above is performed on behalf of PMT by the processing bank. At month end, the processing bank collects the total discount rate and various fees from the merchants and disburses to each of the service providers its fees, except for the interchange fee paid to the card-issuing bank for which the disbursements are made daily. Shortly after month end, the processing bank disburses to PMT the remainder of the funds collected from the merchant (effectively, PMT's gross transaction margin or the $0.54 in the above example).

   Although the Company's revenues reflect the full discount rate and various fees collected, the cash flow statement is prepared using the "direct method" as provided in Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," and reflects cash received from merchants at the net amount collected because the cash flows received by the Company from processing banks are net of the amounts disbursed to the other parties described above (i.e., the $0.54 in the above example). The cash flow statement presentation follows the actual flow of funds to the Company.

   Several factors can alter the profitability to PMT for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank,
(ii) lower than anticipated average dollar sales of credit card transactions thereby reducing the Company's gross transaction margin because many of the transaction costs are fixed, (iii) losses incurred as a result of customer chargebacks (PMT can be required to absorb the full retail purchase amount), (iv) the inability to collect the discount rate because of insufficient funds in the merchant's bank account, (v) merchant fraud and (vi) excessive volume of customer return transactions in which the Company again incurs all transaction costs except interchange fees.


MERCHANT CLIENTS

   The Company serves a diverse portfolio of small merchant clients, primarily in the automotive, restaurant and general retail industries. Currently, no one customer accounts for more than 7.0% of the Company's charge volume. This client diversification has contributed to the Company's growth despite the varying economic conditions of the regions in which its merchants are located.

   Merchant attrition is an expected aspect of the credit card processing business. The rate of merchant attrition as measured by the Company's primary processing bank, for the period January 1, 1995 through December 31, 1995 approximated 1.1% per month of total merchants' annual charge volume. Historically, the Company's attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates the Company was unwilling to match.

   Merchant fraud is another expected aspect of the credit card processing business. Generally, the Company is responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. The Company and its processing banks monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed. As part of its fraud avoidance policies, the Company generally will not process for certain types of businesses which provide future services wherein incidents of fraud have been common. In fiscal year 1995 and fiscal year 1996, the Company did not experience material losses related to merchant fraud. Generally, the Company is not responsible for cardholder fraud. The Company evaluates its risks and estimates the potential loss for chargebacks and merchant fraud based on historical experience. A provision for these estimated losses is provided in the same period as the related revenue. Subsequent actual fraud losses are charged against the reserve.


MERCHANT SERVICES

   Management believes providing cost-effective, reliable and responsible service is the most effective method of retaining merchant clients. The Company maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. The Company maintains a department of customer service personnel available 24-hours a day to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and VISA and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. The Company has an ongoing program to further enhance the customer service it provides and to accommodate future growth of the Company's merchant base. In connection with upgrading the Company's customer service information system, the Company will continue to purchase new hardware and software. In addition, the Company's commitment to providing comprehensive services includes the expansion of check guarantee and debit services to merchants as such technology continues to develop.

   The Company may sell or lease a credit card terminal to its merchant customers. The Company offers leases with an initial term of 12 months that are automatically renewable on a month-to-month basis thereafter. The Company's terminals are "down-loadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from the Company's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can easily be forwarded to the merchants upon request. The Company also loans, tests and ships point-of-sale terminals directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, the Company can arrange for delivery of replacement terminals by overnight courier.

COMPETITION

   The market for placing and maintaining electronic credit card authorization and payment systems with retail merchants is highly competitive. The Company competes in this market on the basis of price, quality of customer service, support and availability of additional features. Management believes merchants initially select a processing service provider primarily based on price and elect to sustain the relationship based on a combination of service and price. See "Marketing".

   Industry participants have elected to sell, merge or form strategic alliances in recent years which has prompted many small independent service organizations and other providers to examine these such options.

   The Company's principal competitors are local banks. The Company also competes with larger, vertically-integrated transaction processors as well as numerous competitors that provide certain merchant services while using third parties for network and other services. In addition, the Company competes with large regional and national banks that have internal sales forces and/or have developed relationships with independent service organizations that are competitors of the Company. Management believes that by utilizing PMT's Association relationships to focus its telemarketing solicitation efforts supplemented by its field sales force, the Company has a competitive advantage versus competitors relying solely on direct sales forces in establishing and maintaining primary relationships with the underserved, small merchant segment of the market.

   Larger, more fully integrated companies may penetrate PMT's segment of the market. Moreover, many of the Company's competitors have access to significant capital, management, marketing and technological resources are greater than those of the Company, and there can be no assurance the Company will continue to be able to compete successfully with banks, other transaction processors and merchant service providers.


EMPLOYEES

   As of July 31, 1996, the Company had approximately 330 full-time employees, consisting of 43 telemarketers, nine new merchant sales support personnel, 174 customer service personnel, 38 management and administrative personnel, and 66 field sales representatives. The internal growth of the Company's business will depend upon its ability to attract productive telemarketing sales personnel and sales representatives.

ITEM 2.  PROPERTIES

   In the second quarter of fiscal year 1995 the Company moved its office facilities to provide adequate space and effective July 1, 1995 leased additional space in this new office facility from Highwoods/Forsyth Limited Partnership (Successor-in-interest to Eastpark, L.P.). The lease agreement and its amendments provide for a monthly rental of $34,898 through December 31, 1997, and $39,941 per month from January 1, 1998 through December 31, 2000. Prior to the Highwoods/Forsyth lease agreement, the Company leased office space from a partnership comprised of two of the Company's executive officers. This office space lease agreement terminated in 1995 when the Company relocated.

   Effective October 1, 1996 the Company has leased additional office space from Centoff Realty Company, Inc., a Delaware Corporation. The lease and its rider provide for monthly rental of $24,056 from October 1, 1996 through September 30, 1997, $25,016 per month from October 1, 1997 through September 30, 1998, $26,016 per month from October 1, 1998 through September 30, 1999, $27,057 per month from October 1, 1999 through September 30, 2000 and $28,140 per month from October 1, 2000 through December 31, 2000.

   Management believes these arrangements and other available space are adequate for the Company's current uses and anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit styled Glenn Francis, et al. v. BankCard America, Inc., PMT Services, Inc., d/b/a/ U.S. BankCard, et al., Docket No. 93-C5510, which is pending in the U.S. District Court for the Northern District of Illinois.

         The claim relates to the plaintiffs' relationship with defendant BankCard America, Inc. The plaintiffs claim that they established certain merchant accounts from which they were entitled to receive residual income. BankCard America, Inc. ("BankCard") terminated its relationship with the plaintiffs. The Company subsequently purchased a merchant portfolio from BankCard that included the disputed merchant accounts. In connection with this purchase, BankCard made various representations and warranties with respect to its right to sell the portfolio and agreed to indemnify the Company for any breach of those representations and warranties. This disputed purchase is one of six purchases of portfolios made by the Company from BankCard or its affiliates since 1989. A summary of the litigation to date is set forth below.

         The lawsuit was filed on September 9, 1993, against BankCard and certain of its affiliates alleging, among other claims, violations of the Racketeering Influenced and Corrupt Organizations Act (RICO). On November 3, 1994, the court dismissed the RICO counts with prejudice.

         The Company was initially named as a defendant on August 30, 1995. The lawsuit currently purports to allege acts of fraud, misappropriation and unjust enrichment, but not RICO violations. The plaintiffs claim actual damages in the amount of $162,000 plus costs and attorneys' fees and punitive damages in the amount of $500,000 against certain defendants other than the Company. With respect to the Company, the plaintiffs seek to void the sale of the merchant accounts in dispute.

         On February 5, 1996, the U.S. District Court for the Northern District of Illinois ruled against the principals of BankCard in a separate case (BankCard America, Inc. v. Universal BankCard Systems,

Inc., Docket No. 93-C-1969, U.S. District Court, Northern District of Illinois.) In that case, which the plaintiffs now claim is related to the case pending against the Company, a treble damages jury awarded in the amount of $6.69 million based on RICO violations was awarded against the individual defendants. The Company was not a party to that lawsuit. The judgment is currently on appeal.

         Based on their success in this other case, on March 15, 1996, the plaintiffs requested permission to allege various violations of RICO. The plaintiffs now seek to name the Company as a defendant to the RICO claims. If permission is granted by the court, plaintiffs will seek actual damages of at least $800,000 from all defendants. If a violation under RICO is established, a defendant could be subject to three times the amount of actual damages. The Company is awaiting a ruling from the court on its motion to dismiss all claims asserted against it.

         Management believes that the Company has valid defenses to the RICO and other claims made against it. The Company intends to vigorously defend all claims made against it. Based on the status of the litigation to date and the facts currently known to the Company, management does not believe that the allegations in the lawsuit will have a material adverse effect on the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol PMTS. The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the period from August 12, 1994, through July 31, 1996, as reported by the Nasdaq National Market:

      1996                High    Low
      ----                ----    ----
First Quarter..........  $ 9.25  $ 5.75
Second Quarter.........   13.42    8.46
Third Quarter..........   20.08   11.50
Fourth Quarter.........   28.75   17.50

      1995
      ----

First Quarter..........   $3.75  $ 2.67
Second Quarter.........    3.50    2.58
Third Quarter..........    4.63    3.17
Fourth Quarter.........    6.58    4.42

   The stock prices above have been adjusted to give retroactive effect to the Company's stock splits. The stock split for shareholders of record on December 14, 1995 was a two-for-one stock split effected in the form of a stock dividend. The stock split for shareholders of record on May 28, 1996 was a three-for-two stock split effected in the form of a stock dividend.

   Based on the distribution of the Company's search cards, as of October 8, 1996, there were approximately 8,100 shareholders of the Company's common stock including, 210 record holders.

   The Company currently intends to retain all earnings to finance the development and expansion of its operations and, therefore, does not anticipate paying cash dividends or making any other cash distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities and capital requirements. The declaration of cash dividends is currently prohibited by the Company's bank credit facility.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth selected financial data which have been derived from the Company's audited financial statements for each of the five years in the period ended July 31, 1996. The Company's financial statements as of July 31, 1995 and 1996 and for each of the years in the three-year period ended July 31, 1996 are included elsewhere herein. The data set forth below should be read in conjunction with the Financial Statements, the Notes thereto and other financial information included elsewhere herein.

                                      Year Ended July 31,
                         ----------------------------------------------
                         (in thousands, except per share and other data)

                                         1992      1993      1994      1995       1996
                                         ----      ----      ----      ----       ----

STATEMENT OF OPERATIONS DATA:
  Revenues (1)........................  $29,524   $35,571   $61,196   $89,007   $149,840
  Cost of revenues....................   23,953    28,555    48,367    68,197    115,652
                                        -------   -------   -------   -------   --------
  Gross margin........................    5,571     7,016    12,829    20,810     34,188
  Selling, general & administrative
    expenses..........................    3,951     4,295     6,393    10,541     14,663
  Depreciation and amortization.......      472       512     1,648     3,518      7,509
  Provision for merchant losses.......       52       270       485       483        655
  Stock award compensation............      281       281       240       241          0
                                        -------   -------   -------   -------   --------

  Income from operations..............      815     1,658     4,063     6,027     11,361
  Interest expense, net...............      210       113       384       (46)    (1,741)
  Other income, net...................        0         0         0         0        704
                                        -------   -------   -------   -------   --------
  Income before provision for
    taxes, extraordinary item and
    change in accounting principle....      605     1,545     3,679     6,073     13,806
  Provision for income taxes..........      330       589     1,400     2,433      5,181
                                        -------   -------   -------   -------   --------
  Income before extraordinary item
    and change in accounting
    principle.........................      275       956     2,279     3,640      8,625
  Net income (2)......................  $   588   $ 1,545   $ 2,592   $ 3,640   $  8,625

PER SHARE INFORMATION:
  Income before extraordinary item
    and change in accounting
    principle.........................  $  0.02   $  0.07   $  0.18   $   0.17  $   0.30
  Extraordinary item - net operating
    loss carryforward.................     0.03      0.05      0.00       0.00      0.00
                                        -------   -------   -------   --------  --------
  Income before change in
    accounting principle..............     0.05      0.12      0.18       0.17      0.30
  Cumulative effect of change in
    accounting principle..............     0.00      0.00      0.02       0.00      0.00
                                        -------   -------   -------   --------   -------
  Net income per share................  $  0.05   $  0.12   $  0.20   $   0.17   $  0.30
                                        =======   =======   =======   ========   =======
  Weighted average shares
    outstanding.......................   12,725    12,808    13,008    20,940     28,539


                                                            July 31
                                                            -------

                                           1992      1993      1994      1995       1996
                                        -------   -------   -------   -------   --------

BALANCE SHEET DATA:
  Working capital                       $   183   $   198   $(8,926)  $  (634)  $106,728
   Total assets                           4,964     6,910    27,171    52,247    186,792
   Long-term debt, less current
      portion.........................    1,167       785     4,479    16,670        575
  Total shareholders' equity
    (deficit).........................   (2,432)     (737)    2,468    29,697    179,355

__________________________
(1) Revenue increased for fiscal years 1992 through 1996 primarily from the purchase of merchant portfolios and, to a lesser extent, new merchant contracts generated by the Company and fee enhancements with existing merchants.
(2) Net income for fiscal years 1992 and 1993 has been increased through the utilization of net operating loss carryforwards of $314,054 and $589,471, respectively, the benefits of which have substantially or completely offset the provision for income taxes. For the fiscal year ended July 31, 1994, net income has been increased by $312,800 for a change in accounting principle relating to income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of certain factors affecting the Company's results of operations for each of the three fiscal years in the period ended July 31, 1996 and its liquidity and capital resources. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

         PMT Services, Inc. is an independent service organization which markets and services electronic credit card authorization and payment systems to retail merchants located throughout the United States. The Company's principal sources of revenues are discount and merchant service fees. The remaining revenues consist of rentals, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate" and related fees, within the terms of the Company's agreements with processing banks. The discount is a percentage of the dollar amount of each credit card transaction.

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

Acquisitions and Mergers

         Since fiscal year 1991 through July 31, 1996 the Company has purchased 24 portfolios, ranging in size from approximately 100 to 15,000 merchant accounts. The Company purchased five merchant portfolios in fiscal year 1994, nine in fiscal 1995 and five merchant portfolios in fiscal year 1996. Significant purchases are discussed further below.

         In April 1995, the Company purchased a merchant portfolio of approximately 7,000 merchants from Bankcard America, Inc. ("ABC") for a purchase price of $7.7 million. The Company paid $2.6 million in cash, issued a 3% interest bearing note for $400,000 due May 1, 1995 and issued a $4.7 million note bearing interest at 3% due July 1, 1995. The Company incurred direct costs and expenses related to the purchase of the merchant portfolio of approximately $1.3 million. The purchase agreement provided for additional consideration of $2.5 million payable to the seller contingent upon the seller's ability to negotiate the transfer of the merchant accounts, to the Company's primary processing bank. In May 1995, an agreement was entered into providing for transfer of the merchant accounts and pursuant to the terms of the purchase agreement, the Company paid $2.5 million representing additional purchase price for the merchant portfolio. Additionally, beginning June 1995, the Company's amended processing agreement with its primary processing bank required a $1.5 million security deposit for a six month period as a result of the conversion of other merchant portfolios to this processing bank. This deposit plus accrued interest was returned to the Company in March 1996. A sum of $500,000 will remain on deposit with this bank as long as the Company participates in the bank's Association Marketing Agreement.

     In July 1995, the Company purchased two additional merchant portfolios of approximately 10,500 merchant accounts for approximately $12.2 million. The Company purchased two portfolios, credit card equipment inventory, a merchant lease portfolio and other office assets.

     The Company purchased a merchant portfolio from Imperial Bank consisting of approximately 5,000 merchant accounts effective October 1, 1995. The Company paid approximately $8.7 million for the portfolio from proceeds of the Company's second public offering. In the third quarter of fiscal year 1996 the Company purchased two merchant portfolios. The Company purchased approximately 15,000 from UMB Bank, N.A. ("UMB") for a purchase price of $13.5 million effective March 1, 1996. Effective April 1, 1996 the Company purchased approximately 7,000 merchant accounts from Bankcard America, Inc. ("ABC") for a purchase price of $6.3 million.

     In the fourth quarter of fiscal 1996 the Company acquired two merchant portfolios consisting of approximately 7,500 merchant accounts. The Company accounted for the larger of these two acquisitions as a pooling of interests.
On July 1, 1996 the Company issued 594,019 shares of its common stock in exchange for all of the outstanding common stock of Martin-Howe Associates, Inc. ("MHA"). The Company's consolidated financial statements have been restated to include the accounts of MHA for all periods prior to the merger.

     The growth in the Company's revenues and profitability for fiscal years 1995 and 1996 has resulted largely from the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate additional purchases of merchant portfolios. See pro forma operating results in Note 3 to the financial statements for information relative to the potential effect of the acquisitions on the Company's operations. Management believes the pro forma operating results reflected in
Note 3 are not indicative of what would have occurred had the purchases been made at the beginning of fiscal year 1994 or fiscal year 1995, or of results which may occur in the future because the cost structures of the acquired portfolios are not directly comparable to the Company's.

Results of Operations

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:


                                                                                      Period-to-Period Changes
                                                                                      ------------------------
                                                            Year ended July 31           Increase (Decrease)
                                                            ------------------        ------------------------
                                                                                      1995               1996
                                                                                       vs.                vs.
                                                        1994      1995       1996     1994               1995
       -------------------------------------------------------------------------------------------------------
       Revenues                                         100.0%   100.0%     100.0%    45.4%              68.3%
       Cost of revenues                                  79.0     76.6       77.2     41.0               69.6
                                                        -----    -----      -----
       Gross margin                                      21.0     23.4       22.8     62.2               64.3
       Selling, general and administrative expenses      10.5     11.8        9.8     64.9               39.1
       Depreciation and amortization                      2.7      4.0        5.0    113.5              113.5
       Provision for merchant losses                      0.8      0.5        0.4     (0.4)              35.5
       Stock award compensation                           0.4      0.3        0.0      0.8             (100.0)
                                                        -----    -----      -----
       Income from operations                             6.6      6.8        7.6     48.3               88.5
       Interest expense, (income) net                     0.6      0.0       (1.2)  (112.0)          (3,689.5)
       Other income, net                                  0.0      0.0        0.5      0.0              100.0
                                                        -----    -----      -----
       Income before provision for taxes and
        change in accounting  principle                   6.0      6.8        9.3     65.1              127.3
       Provision for income taxes                         2.3      2.7        3.5     73.8              113.0
                                                        -----    -----      -----
       Income  before change in accounting principle      3.7      4.1        5.8     59.7              137.0
       Cumulative effect of change in accounting
        principle                                         0.5      0.0        0.0   (100.0)               0.0
                                                        -----    -----      -----
       Net income                                         4.2%     4.1%       5.8%    40.4%             137.0%
                                                        =====    =====      =====

Revenues

     Revenues increased from $61.2 million in fiscal year 1994 to $89.0 million in fiscal year 1995 and $149.8 million in fiscal year 1996. These increases represent a 45.4% increase from fiscal year 1994 to fiscal year 1995 and a 68.3% increase from fiscal year 1995 to fiscal year 1996.

     The increases in revenues for all periods presented resulted primarily from the purchase of merchant portfolios and, to a lesser extent, new merchant contracts generated through the company's telemarketing efforts and fee enhancements with existing merchants. The increases from fiscal year 1994 to fiscal 1995 were primarily the result of the purchased merchant portfolios which resulted in a 62.0% increase in revenues. In fiscal year 1995, the Company added approximately 21,000 merchant accounts through nine merchant portfolio purchases and in fiscal 1996, the Company purchased five merchant portfolios consisting of approximately 34,500 merchant accounts. In July 1996, the Company accounted for the purchase of approximately 6,000 merchant accounts as a pooling of interests. Acquisitions accounted for approximately 74.2% of the increase in revenues in fiscal 1996.

Cost of Revenues

     Cost of revenues increased from $48.4 million in fiscal year 1994 to $68.2 million in fiscal year 1995 and $115.7 million in fiscal year 1996. These increases represent a 41.0% increase from fiscal year 1994 to fiscal year 1995 and 69.6% increase from fiscal year 1995 to fiscal year 1996.

     The primary components of the Company's cost of revenues have generally remained consistent as a percentage of revenues from fiscal year 1994 through fiscal year 1996. A majority of the Company's cost of revenues are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the number of transactions processed. In fiscal year 1994 and fiscal year 1995 cost of revenues as a percentage of revenues decreased due to the Company's increase in ancillary fee revenues received through merchant portfolio purchases and merchant fee enhancements. In fiscal 1996, cost of revenues increased as a percentage of revenues primarily due to significant merchant acquisitions made late in fiscal 1996 which have a higher cost of revenues as a percentage of revenues than those historically experienced by the Company. This resulted from the Company assuming certain contractual obligations which are less favorable than other existing agreements. In some cases, where costs were initially higher than normal, the Company has been able to ultimately lower the cost to deliver the services.

     The Company's cost of revenues as a percentage of revenues can be significantly effected by the cost structures of acquired merchant portfolios.

     The remaining components of cost of revenues represent equipment sold and rented, referral compensation paid to trade associations and other supplies and service expenses. Referral compensation paid to associations, along with other supplies and service expenses, increased in general proportion with the growth in revenues from fiscal year 1994 through fiscal year 1996.

     From fiscal year 1993 to fiscal 1995 the cost of equipment sold and rented declined as a percentage of total revenues from 1.3% to 0.8%. This decrease was the direct result of the growth in revenues, improved inventory management, favorable pricing obtained through volume purchases and the decrease in rental costs related to the purchase of rental terminals. Management does not expect this trend of cost reduction to continue because cost reductions available from inventory management have been substantially achieved. Decreases in equipment costs have been partially offset by higher costs incurred as a result of the replacement of malfunctioning equipment in the early months of merchant portfolio purchases and conversions. Equipment costs as a percentage of total revenues for fiscal 1996 remained consistent with fiscal 1995.

     Prior to December 1993, the Company's merchants rented terminals directly from a processing bank and the Company received a commission on each rental payment. On December 31, 1993, the Company purchased these rental terminals and related contracts from the processing bank, thereby improving gross margin.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $6.4 million in fiscal year 1994 and $10.5 million in fiscal year 1995 and increased to $14.7 million in fiscal year 1996. This increase represents a 64.9% increase from fiscal year 1994 to fiscal year 1995 and a 39.1% increase from fiscal year 1995 to fiscal year 1996.

     In fiscal year 1995, selling, general and administrative expenses increased as a percentage of revenues when compared to fiscal year 1994. In fiscal year 1995, the Company incurred operating costs related to the field sales force, merchant portfolio purchases and a Visa/MasterCard sales solicitation program.

     The Company opened two field sales offices late in fiscal year 1994 and two additional offices by January 1995, which increased payroll, rent, personnel recruitment and office supplies expense. In fiscal year 1995, the Company purchased nine merchant portfolios and incurred operating expenses and additional labor costs related to servicing the purchased merchant portfolios.

     The Visa/MasterCard sales solicitation program resulted in increased selling, general and administrative costs in fiscal year 1995. The Company's policy is to recognize these costs when incurred; however, revenues generated by
the program were not realized until fiscal year 1996.   The Company incurred
approximately $325,000 of costs relating to the sales solicitation program during fiscal year 1995.

     In fiscal 1996, selling, general and administrative expenses increased in amount but decreased as a percentage of revenues. The decrease in the percentage continues to reflect the Company's overall improvement in utilization of personnel and the addition of revenues from purchased merchant portfolios which do not cause a proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization

     Depreciation and amortization expense increased from $1.6 million in fiscal year 1994 to $3.5 million in fiscal year 1995 and $7.5 million in fiscal year 1996. These increases represent a 113.5% increase from fiscal year 1994 to fiscal year 1995 and a 113.5% increase from fiscal year 1995 to fiscal year 1996.

     Depreciation expense has increased in amount from fiscal year 1994 through fiscal year 1996 but remained relatively consistent as a percentage of revenues due to the significant increase in revenues. The increase in depreciation expense is a direct result of additional equipment and fixture purchases for customer service and operations.

     Amortization expense has generally increased in amount and as a percentage of revenues from fiscal year 1994 through fiscal year 1996. Amortization expense increases in periods when the Company purchases merchant portfolios. The significant increases in fiscal years 1994 and 1995 are reflective of the merchant portfolio purchases. In fiscal 1996, the acquisitions made in the fourth quarter of fiscal 1995 and the Imperial and UMB acquisitions contributed to significant increases in fiscal 1996 amortization expense.

     In fiscal 1996, the Company entered into a merger with MHA which was accounted for as a pooling of interests. Additionally, the Company has accounted for another small merger as a pooling of interests in the first quarter of fiscal 1997. There is no amortization expense related to these two acquisitions, and to the extent that the Company should continue its growth through significant acquisitions accounted for as a pooling of interests, the amortization expense as a percentage of revenues could decline.

     Purchased merchant portfolios are evaluated by management for impairment at each balance sheet date through review of actual attrition and projected cash flows generated by each merchant portfolio in relation to the unamortized cost of each merchant portfolio. If, upon review, an impairment of the value of the purchased merchant portfolio is indicated, amortization will be accelerated and any required loss in value recognized immediately. Subsequent to integration, management anticipates merchant attrition rates for the portfolios acquired in fiscal year 1996 to approximate normal rates historically experienced by the Company's existing portfolios.

     In the fourth quarter of 1995, the Company expensed as additional amortization all remaining deferred processing costs totaling approximately $203,000 associated with the March 1994 ABC merchant portfolio purchase in connection with the conversion of processing of this purchased merchant portfolio to its primary processing bank.

Provision for Merchant Losses

     The provision for merchant losses decreased from $485,000 in fiscal year 1994 to $483,000 in fiscal year 1995 and increased to $655,000 in fiscal year 1996. The decrease from fiscal year 1994 to 1995 represents a 0.4% decrease. From fiscal year 1995 to fiscal year 1996, the provision for merchant losses increased 35.5% but decreased as a percentage of total revenue. In fiscal year 1995, the Company adjusted its provision to reflect more accurately recent experience and historical trends. In fiscal 1996, the Company increased its provision for estimated chargebacks and merchant fraud to reflect the increase in merchant accounts serviced while continuing to evaluate the Company's recent experience and historical trends

Stock Award Compensation

     Stock award compensation increased from $240,000 in fiscal year 1994 to
$241,000 in fiscal year 1995.   The Company recognizes noncash compensation
expense based on the vesting of certain stock awards. The vesting of awarded shares accelerated upon completion of the initial public offering. As a result, in fiscal year 1995 the remaining unearned compensation expense of $241,000 was recognized at the completion of the Company's initial public offering.

Interest Expense

     In fiscal 1994, the Company recognized net interest expense of $384,000. In fiscal year 1995, net interest income increased from $46,000 to $1.7 million in fiscal 1996. This represents a 112.0% increase from fiscal year 1994 to fiscal year 1995 and a 3,689.5% increase from fiscal year 1995 to fiscal year 1996.

     The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. The Company received interest income from the investment of the remaining net proceeds from the initial and second offerings and on the total net proceeds from the April 1996 offering. To the extent the Company should use the net proceeds from the third offering for acquisitions or working capital, management would not expect to continue to recognize a significant amount of interest income.

Income Tax

     As a result of the Company's increased profitability in fiscal year 1996 income tax expense has increased. Income tax expense increased from $1.4 million in fiscal year 1994 to $2.4 million in fiscal year 1995 and $5.2 million in fiscal year 1996. The Company's effective income tax rate for fiscal years 1994 through 1996 has remained relatively consistent.

     Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109) as required. Under SFAS 109, the liability method is used in accounting for income taxes, whereby deferred tax assets of approximately $312,800 were recognized in fiscal year 1994 as a benefit upon adoption for the expected future tax consequences of events that had been recognized in the Company's financial statements or tax returns.

Seasonality

     The Company's revenue volume is generated from consumer credit purchases. However, the Company's revenues do not generally reflect the seasonal fluctuations that are typically associated with traditional peaks in consumer retail sales. The Company's merchants are largely engaged in retail operations which do not display these seasonal fluctuations in consumer spending. As a result, the Company experiences a generally even distribution of revenues throughout its fiscal year with the third quarter experiencing a slightly lower percentage of annual revenues.

Quarterly Information

     The following table sets forth statements of income data for each of the eight quarters in the two year period ended July 31, 1996. This income data has been restated for the MHA acquisition effective July 1, 1996 accounted for as a pooling of interests. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information when read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for the entire fiscal year or for any future period.



                                               First   Second    Third   Fourth
                                              Quarter  Quarter  Quarter  Quarter   Total
                                              -------  -------  -------  -------  --------
                                                             (in thousands)
  1995
  ----
  Revenues                                    $20,064  $20,790  $21,263  $26,890  $ 89,007
  Gross margin                                  4,292    4,826    5,009    6,683    20,810
  Income from operations                        1,095    1,808    1,156    1,968     6,027
  Income before provision for income taxes      1,090    1,883    1,247    1,853     6,073
  Net income                                      670    1,167      691    1,112     3,640

  1996
  ----
  Revenues                                    $30,671  $32,301  $37,914  $48,954  $149,840
  Gross margin                                  7,152    7,908    8,695   10,433    34,188
  Income from operations                        2,400    2,828    2,931    3,202    11,361
  Income before provision for income taxes      2,277    3,076    3,198    5,255    13,806
  Net income                                    1,350    1,839    1,917    3,519     8,625

     The quarterly variances shown above are generally indicative of those discussed for the annual periods. Specifically, the growth in revenues resulted primarily from purchased merchant portfolios, revenue enhancement programs and the growth from a Visa/MasterCard sales solicitation which contributed progressively to quarterly profits.

     In fiscal year 1996, purchased merchant portfolios generated higher revenues and, accordingly, a higher gross margin. In the third and fourth quarters of fiscal 1996, the Company made significant acquisitions late in fiscal 1996 which have a higher cost of revenues as a percentage of revenues than those historically experienced by the Company. In the first quarter of fiscal year 1995 the Company recognized all remaining unearned compensation relating to the vesting of certain awarded shares. The shares vested in August 1994 at the completion of the Company's initial public offering. Selling, general and administrative expenses for the third quarter of fiscal year 1995 include operating expenses of approximately $325,000 relating to a Visa/MasterCard sales solicitation program. Revenues generated by the program were not realized until fiscal year 1996.

     In all quarters of fiscal year 1996, and in all quarters of fiscal 1995 except the first, the Company reported net interest income. Following the Company's initial public offering in August 1994, the Company repaid all borrowings outstanding under its principal revolving credit loan and bridge loan. The Company consummated a second public offering in October 1995 and a third public offering in April 1996. The Company received interest income from the investment of the remaining net proceeds from the first two offerings and interest income on the total net proceeds from the third offering.

Liquidity and Capital Resources

     The Company recognizes as revenue in its statement of income the full discount rate and related fees collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processing bank, and the network service provider, are reflected as costs of revenues. In accordance with the Company's contracts with its processing banks, all of the funds collection and most of the disbursement function is performed on behalf of the Company by the processing bank. At month end the processing bank collects the total discount rate and related fees from the merchants and disburses to each of the service providers their fees, except disbursements for interchange fees paid to the card-issuing bank are made daily. Shortly after month end, the processing bank disburses to the Company the remainder of the funds collected from the merchant (which represents a significant portion of the Company's gross margin).

     Although the Company's revenues reflect the full discount rate and related fees collected, the cash flow statement is prepared using the "direct method" as provided in SFAS 95, "Statement of Cash Flows," and reflects cash received from merchants at the net amount collected as the cash flows received by the Company from processing banks are net of the amounts disbursed to the other parties described above. This presentation follows the actual flow of funds to the Company.

     Several factors can alter the profitability to the Company of merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions thereby reducing the discount rate collected because many of the transaction costs are fixed, (iii) losses incurred as a result of customer chargebacks (the Company can be required to absorb the full retail purchase amount), (iv) the inability to collect the discount rate because of insufficient funds in the merchant's bank account, (v) merchant fraud and (vi) excessive volume of customer return transactions in which the Company again incurs all costs except interchange fees. Actual losses realized as a result of customer chargebacks, merchant fraud and the Company's inability to collect the discount rate as a result of insufficient merchant funds were approximately $399,000 and $721,000 for fiscal year 1995 and fiscal year 1996, respectively. The Company's actual losses as a percentage of total revenues realized remained consistent from fiscal 1995 to fiscal 1996. Management does not believe that the other factors mentioned above have had a material effect on the Company's profitability.

Working Capital

     Cash flow provided by operating activities was $3.7 million in fiscal year 1994 as compared to $4.4 million in fiscal year 1995 and $13.7 million in fiscal year 1996. The increase in cash flow from operating activities resulted from increases in net income for each period which have been achieved principally through purchases of merchant portfolios and internal generation of new merchant accounts. The effect of net income increases is partially offset by increases in working capital needs.

     At July 31, 1996, the Company had working capital of $106.7 million, as compared to negative working capital of $634,000 at July 31, 1995. This increase in working capital primarily reflects the net proceeds from the Company's third public offering in April 1996.

     Accounts receivable increased $2,670,000 from July 31, 1995 to July 31, 1996. This increase was the result of increases in the number of merchant accounts acquired through purchases of merchant portfolios and, to a lesser extent, the internal generation of new merchant accounts. Additionally, at July 31, 1996 the Company had a current accounts receivable of $1.0 million for the proceeds from a life insurance policy on the Company's former Chief Financial Officer.

     Other assets, excluding non-competition agreements and deferred processing costs, at July 31, 1995, increased from July 31, 1994 because of the restricted cash balance of $500,000 required to be maintained in connection with an acquisition. Additionally, in June 1995 when certain acquired merchant accounts were converted to the Company's primary processing bank, the bank required a restricted cash balance of $1.5 million to be maintained for six months. These funds were released to the Company in fiscal year 1996. Additionally, other assets increased as a result of deferred financing costs incurred in fiscal year 1995 as a result of amendments to the Company's credit agreement.

     Accounts payable at July 31, 1996 increased $588,000 as compared to July 31, 1995, as a result of increased processing costs related to MHA's increase in merchant accounts. Accrued liabilities increased $621,000 from July 31, 1995, to July 31, 1996, primarily as a result of increased income and state franchise taxes.

Capital Expenditures and Investing Activities

     Capital expenditures were approximately $1.8 million for fiscal year 1996 as compared to $1.9 million for fiscal year 1995 and $1.5 million for fiscal year 1994. The increase in capital expenditures was primarily the result of additional expenditures related to the Company's management information system, the purchase of additional credit card terminals, the Company's relocation of its office facilities and the purchase of peripheral equipment for lease to merchants. In addition to the increase in capital expenditures, the Company used $8.4 million, $24.6 million and $31.8 million for the purchase of merchant portfolios in fiscal years 1994, 1995 and 1996, respectively. The Company purchased five merchant portfolios in fiscal 1994, nine merchant portfolios in fiscal year 1995 and five in fiscal year 1996.

Financing Activities

     The significant increase in cash provided by financing activities for fiscal year 1995 resulted from the consummation of the Company's initial public offering in August 1994. Cash provided by financing activities for fiscal year 1995 was $20.7 million which reflects the net proceeds of the initial public offering after retirement of the Company's outstanding indebtedness to First Union National Bank of Tennessee and to ABC for the March 1994 ABC purchase. Additionally, the Company issued $15.3 million of long-term debt in connection with three of the nine merchant portfolios purchased in fiscal year 1995.

     The cash provided by financing activities for fiscal 1996 reflects the Company's consummation of its second and third public offerings in October 1995 and April 1996, respectively. Net cash provided by financing activities was $124.8 million in fiscal 1996 which reflects the net proceeds from the offerings after retirement of the Company's outstanding bank indebtedness.

Future Capital Needs

     Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future. Management expects to fund such purchases primarily through cash generated from operations and additional bank borrowings. Management believes the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal year 1997. The Company, however, may pursue additional expansion opportunities, including purchases of additional merchant portfolios, which may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend upon then prevailing market and other conditions.

     The Company's revolving credit facility was amended and restated during fiscal year 1995 to increase the line of credit to $17.5 million. The Company repaid all outstanding debt related to this credit facility with the proceeds from its second public offering during fiscal year 1996. The amended agreement expires November 1, 1996 with all amounts then outstanding under the agreement due on November 1, 1996, unless the agreement is extended or the outstanding amounts have been converted to a term loan requiring equal monthly payments for 48 months.

     Borrowings under the amended revolving credit facility are used to finance purchases of merchant portfolios and equipment and for working capital purposes. Borrowings are secured by substantially all the Company's assets and life insurance policies on the lives of two of the Company's executive officers.

     This report contains certain forward-looking statements under Section 21E of the Securities and Exchange Act of 1934. Specifically, the forward-looking statements relate to future growth through portfolio acquisitions and the availability of capital to support such acquisitions. Each forward-looking statement is accompanied by specific, cautionary language indicating important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved thus may differ materially from expected results included in such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----

Report of Independent Auditors.....................................................     29

Consolidated Balance Sheets at July 31, 1995 and July 31, 1996.....................     30

Consolidated Statement of Income, each of the three years ended July 31, 1996......     31

Consolidated Statement of Changes in Shareholders' Equity, each of the three

  years ended July 31, 1996........................................................     32

Consolidated Statement of Cash Flows, each of the three years ended July 31, 1996..  33-34

Notes to Consolidated Financial Statements.........................................  35-51


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Shareholders of PMT Services, Inc.



     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PMT Services, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for incomes taxes in fiscal 1994.



PRICE WATERHOUSE LLP

Nashville, TN
September 13, 1996

                               PMT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                           JULY 31,
                                                                                        -------------
                                                                                       1995          1996
                                                                                  ------------  -------------

     ASSETS
Current assets:
  Cash and  cash equivalents.........................                             $   475,145   $105,461,031
  Accounts receivable................................                               3,876,888      6,547,321
  Inventory..........................................                                 369,962        556,251
  Deferred income taxes..............................                                 262,966        265,661
  Other current assets...............................                                 235,318        759,909
                                                                                  -----------   ------------
   Total current assets..............................                               5,220,279    113,590,173
  Purchased merchant portfolios, net of accumulated
   amortization of 4,033,330 and $9,605,624..........                           $  36,801,599     61,404,794
  Property and equipment, net........................                               3,523,800      4,355,738
  Deferred income taxes..............................                                 588,578      1,347,588
  Intangible and other assets........................                               6,086,842      6,093,819
                                                                                  -----------   ------------
   Total assets......................................                             $52,221,098   $186,792,112
                                                                                  ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................                             $   185,336   $     40,000
  Accounts payable...................................                               3,034,235      3,622,019
  Accrued liabilities................................                               2,348,520      2,969,761
  Deferred revenues..................................                                 285,728        230,496
                                                                                  -----------   ------------
   Total current liabilities.........................                               5,853,819      6,862,276
  Long-term debt.....................................                              16,670,164        575,000
                                                                                  -----------   ------------
   Total liabilities.................................                              22,523,983      7,437,276
                                                                                  -----------   ------------

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized:
    10,000,000 shares; no shares outstanding
 Common stock, $0.01 par value, authorized:
    40,000,000 shares; issued and outstanding:
    7,229,604 and 32,312,092 shares..................                                  72,296        323,121
 Additional paid-in capital..........................                              25,313,814    166,275,748
 Treasury stock......................................                                 (68,500)       (12,000)
 Accumulated earnings................................                               4,379,505     12,767,967
                                                                                  -----------   ------------
                                                                                   29,697,115    179,354,836
                                                                                  -----------   ------------
Commitments and contingent liabilities (Notes 3, 11
  and 14)
   Total liabilities and shareholders' equity........                             $52,221,098   $186,792,112
                                                                                  ===========   ============

   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                      YEAR ENDED JULY 31,
                                           -----------------------------------------
                                               1994          1995          1996
                                           ------------  ------------  -------------

 Revenues................................  $61,196,528   $89,007,061   $149,840,026
 Cost of revenues........................   48,367,317    68,196,712    115,651,792
                                           -----------   -----------   ------------
     Gross margin........................   12,829,211    20,810,349     34,188,234
                                           -----------   -----------   ------------

 Selling, general and administrative
     expenses............................    6,393,670    10,540,796     14,663,007
 Depreciation and amortization expense...    1,648,023     3,517,852      7,509,630
 Provision for merchant losses...........      484,993       483,245        654,705
 Stock award compensation................      239,659       241,477             --
                                           -----------   -----------   ------------
                                             8,766,345    14,783,370     22,827,342
                                           -----------   -----------   ------------
 Income from operations..................    4,062,866     6,026,979     11,360,892
 Interest income.........................       32,745       311,760      2,086,502
 Interest expense........................     (416,305)     (265,805)      (345,059)
 Other income, net.......................           --            --        703,896
                                           -----------   -----------   ------------
 Income before provision for income
     taxes and change in accounting
     principle...........................    3,679,306     6,072,934     13,806,231
 Provision for income taxes..............    1,399,662     2,432,779      5,180,855
                                           -----------   -----------   ------------
 Income before change in accounting
     principle...........................    2,279,644     3,640,155      8,625,376
 Cumulative effect of change in
     accounting principle................      312,800            --             --
                                           -----------   -----------   ------------
             Net income..................  $ 2,592,444   $ 3,640,155   $  8,625,376
                                           ===========   ===========   ============


 Per share data:
     Income before change in accounting
         principle.......................  $      0.18         $0.17          $0.30
     Cumulative effect of change in
         accounting principle............         0.02            --             --
                                           -----------   -----------   ------------
            Net income per share.........  $      0.20         $0.17          $0.30
                                           ===========   ===========   ============


   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                              ADDITIONAL     ACCUMULATED                                   TOTAL
                                   COMMON       PAID-IN        EARNINGS      TREASURY     UNEARNED     SHAREHOLDERS'
                                    STOCK       CAPITAL       (DEFICIT)       STOCK     COMPENSATION       EQUITY
                                  ---------  -------------  --------------  ----------  -------------  --------------

Balance at July 31, 1993........  $ 26,945   $  1,163,225    ($ 1,342,549)                 ($481,136)   ($   633,515)

  Stock awards earned...........                                                             239,659         239,659
  Shares issued.................       200         53,500                                                     53,700
  Stock warrants issued.........                  261,000                                                    261,000
  Purchase of treasury stock....                                             ($45,000)                       (45,000)
  Reissuance of treasury stock..                   (3,000)                      3,000                             --
  Net income for  the year......                                2,592,444                                  2,592,444
                                  --------   ------------   -------------   ---------   ------------    ------------

Balance at July 31, 1994........    27,145      1,474,725       1,249,895     (42,000)      (241,477)      2,468,288

  Stock awards vested...........                  926,597                                    241,477       1,168,074
  Shares issued.................    24,280     15,891,212                                                 15,915,492
  Expiration of put options on
      redeemable common stock...    19,224      6,502,083                                                  6,521,307
  Stock warrants exercised......     1,301        418,615                                                    419,916
  Stock options exercised.......       346        106,582                                                    106,928
  Acquire majority interest in..
     subsidiary.................                                 (510,545)                                  (510,545)
  Purchase of treasury stock....                                              (32,500)                       (32,500)
  Reissuance of treasury stock..                   (6,000)                      6,000                             --
  Net income for the year.......                                3,640,155                                  3,640,155
                                  --------    -----------   -------------   ---------   ------------   -------------

Balance at July 31, 1995........    72,296     25,313,814       4,379,505     (68,500)            --      29,697,115

  Shares issued.................    58,520    140,746,488                                                140,805,008
  Stock options exercised.......       448        475,803                                                    476,251
  Stock splits..................   191,857       (191,857)                                                        --
  Purchase of treasury stock....                                              (12,000)                       (12,000)
  Reissuance of treasury stock..                  (68,500)                     68,500                             --
  Minority shareholders'
     contribution...............                                  120,000                                    120,000
  Martin Howe fiscal year
     conversion.................                                 (356,914)                                  (356,914)
  Net income for the year.......                                8,625,376                                  8,625,376
                                  --------    -----------   -------------   ---------   ------------   -------------

Balance at July 31, 1996........  $323,121   $166,275,748   $  12,767,967    ($12,000)    $       --    $179,354,836
                                  ========   ============   =============   =========   ============   =============




   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                         YEAR ENDED JULY 31,
                                                             -------------------------------------------
                                                                 1994           1995           1996
                                                             -------------  -------------  -------------

Cash flows from operating activities:
    Net cash received from merchants.......................  $ 19,657,687   $ 34,353,326   $ 67,313,124
    Cash paid to vendors and employees.....................   (14,758,040)   (28,467,472)   (49,128,150)
    Interest received......................................        22,262        310,136      1,672,714
    Interest paid..........................................      (268,586)      (198,485)      (505,856)
    Income taxes paid......................................     ( 994,969)    (1,600,405)    (5,630,881)
                                                             ------------   ------------   ------------
               Net cash  provided by operating activities       3,658,354      4,397,100     13,720,951
                                                             ------------   ------------   ------------
Cash flows from investing activities:
    Purchase of merchant portfolios........................    (8,415,055)   (24,576,426)   (31,787,725)
    Purchase of property and equipment.....................    (1,465,984)    (1,917,395)    (1,777,955)
                                                             ------------   ------------   ------------
               Net cash used in investing activities.......    (9,881,039)   (26,493,821)   (33,565,680)
                                                             ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt...............     7,650,000     16,450,000        305,000
    Payments on long-term debt.............................    (1,163,170)   (12,828,503)   (16,545,500)
    Proceeds from issuance of common stock.................            --     17,098,894    140,963,115
    Payments to repurchase treasury stock..................       (45,000)       (32,500)       (12,000)
    Proceeds from minority shareholder contributions.......            --             --        120,000
                                                             ------------   ------------   ------------
               Net cash provided by financing activities...     6,441,830     20,687,891    124,830,615
                                                             ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents.......       219,145     (1,408,830)   104,985,886
Cash and cash equivalents at beginning of year.............     1,664,830      1,883,975        475,145
                                                             ------------   ------------   ------------
Cash and cash equivalents at end of year...................  $  1,883,975   $    475,145   $105,461,031
                                                             ============   ============   ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

     In connection with the purchase of merchant portfolios in fiscal years 1994 and 1995, the Company issued promissory notes totaling $5,061,804 and $80,500, respectively.

     The Company recognized a tax benefit of $318,517 for the year ended July 31, 1996 for the excess of the fair market value at the exercise date over that at the award date for stock options exercised.

     In connection with the purchase of a merchant portfolio in March 1994, the Company issued 312,500 shares of common stock.

     In connection with an agreement between the Company and a processing bank entered into simultaneously with the purchase of a merchant portfolio in March 1994, the Company issued warrants to purchase 120,000 shares of common stock.





   The accompanying notes are an integral part of these financial statements.

                              PMT SERVICES, INC.


                                                                         YEAR ENDED JULY 31,
                                                                         -------------------
                                                                1994              1995          1996
                                                                ----              ----          ----
Reconciliation of net income to net cash provided by
    operating activities:
    Net income........................................          $ 2,592,444   $ 3,640,155   $ 8,625,376
    Martin Howe fiscal year conversion................                   --            --      (356,914)
    Adjustments:
       Depreciation and amortization expense..........            1,648,023     3,517,852     7,509,630
       Provision for merchant losses..................              484,993       483,245       654,705
       Stock award compensation and other.............              239,659       241,477       120,395
       Deferred income taxes..........................             (453,658)       35,982      (761,705)
       Changes in assets and liabilities:
          Accounts receivable.........................           (1,562,961)   (1,459,799)   (2,125,510)
          Inventory...................................              (50,235)     (157,087)     (186,289)
          Other assets................................           (1,716,464)   (1,895,097)     (501,353)
          Accounts payable............................            1,557,611        44,106       587,784
          Accrued liabilities.........................              975,065      (223,411)      210,064
          Deferred revenues...........................              (56,123)      169,677       (55,232)
                                                                -----------   -----------   -----------
Net cash provided by operating activities.............          $ 3,658,354   $ 4,397,100   $13,720,951
                                                                ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Operations

     PMT Services, Inc. (the "Company") markets and services electronic credit card authorization and payment systems to merchants. The Company provides these services to merchants pursuant to contracts between the Company and various processing banks. Generally the Company's agreements with the processing banks contain certain aspects of both marketing and service. Although the marketing portion of the agreements is limited as to time, the service portion of substantially all of these agreements is not. The marketing aspects expire at dates ranging from 1996 to 2002 unless extended by either party.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Interests in the majority-owned subsidiaries are reported using the full consolidation method. All material intercompany balances and transactions are eliminated.

Basis of presentation

     Certain financial statement items have been reclassified to conform to the current year's presentation. The consolidated financial statements give retroactive effect to the acquisition of Martin Howe Associates, Inc. ("MHA"), which was accounted for as a pooling of interests (Note 3).

Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and cost recognition

     Revenues derived from the electronic processing of transactions (merchant discount rate and related fees) on the credit card authorization equipment are recognized at the time the merchants' transactions are processed. Related commissions and processing charges are also recognized at that time.

                               PMT SERVICES, INC.

     Revenues related to the direct sale of credit card authorization equipment are recognized when the equipment is shipped. Installation fees related to both the direct sale and the marketing of this equipment are recognized when installation is completed. Fees received in advance of shipment or installation are not recognized as revenue until earned.

     Cost of revenues includes interchange fees paid to the credit card-issuing bank and fees paid to the network service provider, VISA and MasterCard and the processing bank. These costs are recognized at the time the merchants' transactions are processed and the related revenue is recorded.

     The Company recognizes as revenue in its statement of income the full discount rate and fees collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processor and network service provider, are reflected as costs of revenues. In accordance with the Company's contracts with its processing banks, all of the funds collection and most of the disbursement function is performed on behalf of the Company by the processing bank. At month end, the processing bank collects the total discount rate and fees from the merchants and disburses to each of the service providers their fees. Disbursements for the interchange fee paid to the card-issuing bank are made daily. Shortly after month end, the processing bank disburses to the Company the remainder of the funds collected from the merchant which represents a significant portion of the Company's gross margin.

     Although the Company's revenues reflect the full discount rate and fees collected, the cash flow statement is prepared using the "direct method" as provided in Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," and reflects cash received from merchants at the net amount collected as the cash flows received by the Company from processing banks are net of the amounts disbursed to other parties described above. This presentation follows the actual flow of funds to the Company.

Cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial instruments

     The Company has various financial instruments, including cash, time deposits, receivables, accounts payable, revolving credit facilities and accrued liabilities. Cash, time deposits, receivables, accounts payable and accrued liabilities are settled within a year and are not subject to market rate
fluctuations.   Revolving  credit facilities are at variable market rates.

                              PMT SERVICES, INC.

The carrying value of these financial instruments approximates their fair market values at July 31, 1995 and 1996.

Accounts receivable

     Accounts receivable primarily comprise amounts due from processing banks which represent the discount rate and fees earned, after related interchange fees and other processing costs, on transactions processed during the month ending on the balance sheet date. Such balances are received from processing banks approximately 20 days following the end of each month.

Inventory

     Inventory of credit card authorization equipment is stated at the lower of cost or market, with cost being determined by specific identification.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging from 3 to 10 years.

Purchased merchant portfolios

     Purchased merchant portfolios are recorded at acquired cost. Amortization expense is recognized on a straight-line basis over 10 years. Purchased merchant portfolios are evaluated by management for impairment at each balance sheet date through review of actual attrition and projected undiscounted cash flows generated by each merchant portfolio in relation to the unamortized cost of each merchant portfolio. If, upon review, an impairment of the value of the purchased merchant portfolio is indicated, amortization will be accelerated to recognize the diminution in value.

Reserve for chargebacks and merchant fraud

     Disputes between a cardholder and a merchant periodically arise as a result of cardholder dissatisfaction with merchandise quality or merchant services and the disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase price is refunded by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk

                              PMT SERVICES, INC.

and estimates its potential loss for chargebacks based on historical experience. A provision for these estimated losses is provided in the same period as the related revenues.

Income taxes

     On August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109) as required. Under SFAS 109, the liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The tax benefit of deductible temporary differences is reflected within the various components of deferred tax assets and recognized if the realization thereof is more likely than not (Note 13). The Company recognized a benefit of $312,800 for deductible temporary differences upon adoption of SFAS 109. This amount is presented as the cumulative effect of change in accounting principle in the Company's statement of income for the year ended July 31, 1994.

Net income per share

     Net income per share for the fiscal years 1994, 1995 and 1996 is calculated based on weighted average shares of common stock outstanding of 13,007,916, 20,939,535 and 28,539,255, respectively.

Stock splits

     On May 13, 1994, the Board of Directors approved a stock split of four shares of $0.01 par value common stock for one to be effected in the form of a stock dividend. The stock split was effective June 10, 1994. On December 14, 1995 the Board of Directors approved a two-for-one stock split and on May 17, 1996 approved a three-for-two stock split, each to be effected in the form of a stock dividend. The stock splits for December 14, 1995 and May 17, 1996 were effective for shareholders of record at the close of business on December 29, 1995 and May 28, 1996, respectively. All earnings per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the stock splits for all periods presented. Additionally, all share information stated in Note 9 has been adjusted to give retroactive effect to the stock splits.

NOTE 2 - STOCK OFFERINGS:

     In August 1994, the Company consummated an initial public offering of 3,565,000 shares of common stock, 2,315,000 shares of which were offered by the Company (the "Offering"). In connection with the Offering, the Company received
net proceeds of approximately  $15.9  million,  after   deducting  underwriting
discounts  and  commissions  and

                              PMT SERVICES, INC.

expenses of the Offering. The net proceeds were used to repay a $4.9 million noninterest bearing note payable and all borrowings outstanding under the Company's revolving line of credit and bridge loan. The remainder of the net proceeds were used to fund merchant purchases, upgrade the Company's information systems and for working capital needs.

     Upon the effective date of the Offering, vesting of management stock awards for 439,084 shares of common stock was accelerated and the remaining unearned compensation of $241,000 was immediately recognized. The Company received a tax deduction in fiscal 1995 for the fair value of the vested stock on the effective date of the Offering. Compensation expense related to the stock awards was recognized in the financial statements based upon the fair value of the common stock at the date of the awards of $2.48 per share. The tax benefit arising from the excess of fair value at the vesting date over that at the award date of approximately $927,000 is recognized as additional paid-in capital.

     Warrants for 130,060 shares of the Company's common stock were exercised concurrent with the effective date of the Offering at a weighted average exercise price of $3.23. Additionally, the Company delivered 112,500 shares of common stock to the seller in connection with the March 1994 purchase of a merchant portfolio.

     In October 1995, the Company consummated a second public offering of 2,156,250 shares of common stock, 1,931,250 of which were offered by the Company. The Company received net proceeds of approximately $40.8 million, after deducting underwriting discounts and commissions and expenses of the offering, and repaid all borrowings outstanding under its revolving line of credit.

     The Company offered 3,910,000 shares of its common stock in a third public offering consummated in April 1996. The Company received net proceeds of approximately $100 million after deducting underwriting discounts and commissions and estimated expenses of the offering.

NOTE 3 - MERGERS AND ACQUISITIONS:

Acquisitions

     The Company has purchased certain merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. The Company purchased five portfolios in fiscal year 1994 and nine portfolios in fiscal year 1995. In fiscal year 1996, the Company purchased five merchant portfolios. In connection with the purchase of merchant portfolios, the Company may enter into a noncompetition agreement with the sellers of the portfolios. In such cases, a portion

                              PMT SERVICES, INC.

of the purchase price of each merchant portfolio is allocated to the related noncompetition agreement (Note 5). Amortization expense related to purchased merchant portfolios was $947,278, $2,276,138 and $5,586,499 in fiscal years 1994, 1995 and 1996, respectively.

     Significant purchase transactions are as follows:

     CROWN CARD SERVICES - The Company acquired the merchant portfolio and retained the sales force of Crown Card Services, Inc. ("Crown Card") on January 1, 1994. The total purchase price for the merchant portfolio was $853,700, of which $630,000 was paid in cash. A noninterest bearing note payable for $170,000 and 20,000 shares of common stock valued at $53,700 were issued to Crown Card.

     ABC - The Company purchased a merchant portfolio from Bankcard America, Inc. ("ABC") in April 1995 for a purchased price of $7,674,990. The Company paid $2,600,000 in cash, issued a $400,000 note payable with interest at 3% due May 1, 1995 and issued a $4,700,000 note payable with interest at 3% due July 1, 1995. The Company incurred direct costs and expenses related to the purchase of approximately $1,300,000. The purchase agreement provided additional consideration of $2,500,000 payable to the seller contingent upon the seller's ability to negotiate the transfer of the merchant accounts from the current processing bank to the Company's primary processing bank. In May 1995, an agreement was entered into providing for transfer of the merchant accounts and the Company paid $2,500,000 representing additional purchase price for the merchant portfolio.

     In connection with the purchase, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in stock warrants to purchase 120,000 shares of the Company's common stock currently held by a shareholder of ABC. Additionally, beginning June 1995, the Company's primary processing bank required a security deposit of $1,500,000 for a period of six months due to the conversion of other merchant portfolios to this bank. Approximately $1,000,000 plus accrued interest was returned to the Company in March, 1996. A sum of $500,000 will remain on deposit with this primary processing bank as long as the Company participates in the bank's Association Marketing Agreement. This amount is reflected as other current assets on the Company's balance sheet at July 31, 1996.

     TERMNET AND CPS - In July 1995, the Company purchased two merchant portfolios which were financed under the Company's credit facility. The Company paid $6,200,000 to TermNet Merchant Services, Inc. ("TermNet") for a merchant portfolio and inventory. The Company paid $5,951,000 to Consumer Payment Services, Inc. ("CPS") for the second purchase in July 1995. In addition to the CPS merchant portfolio, the Company also obtained a merchant terminal lease portfolio, inventory and other office assets.

                              PMT SERVICES, INC.

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

     Unaudited pro forma operating results are presented below to provide additional information relative to the potential effect upon the Company's operations of significant acquisitions. Pro forma information is provided only for acquisitions meeting certain size and other requirements set forth by the Securities and Exchange Commission. Each of the above acquisitions meet these requirements and are included in the unaudited pro forma summary for the periods specified below.

                           EFFECTIVE              INCLUDED IN
                            DATE OF             PRO FORMA RESULTS
                           PURCHASES         BEGINNING FISCAL YEAR
                           ---------         ---------------------
Crown Card              January 1, 1994                1994
ABC                      April 1, 1995                 1994
TermNet                  July 1, 1995                  1994
CPS                      July 1, 1995                  1994
Imperial                October 1, 1995                1995
UMB                      March 1, 1995                 1995


     These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the purchases been made at the beginning of fiscal year 1994 or fiscal year 1995, or of results which may occur in the future. These amounts include the results of MHA due to the restatement for the pooling of interests transaction.

                              PMT SERVICES, INC.


                                                PRO FORMA      PRO FORMA      PRO FORMA
                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                              JULY 31, 1994  JULY 31, 1995  JULY 31, 1996
                                              -------------  -------------  -------------

Revenues                                       $104,242,012   $161,844,144   $170,171,357
Income before extraordinary item
   and change in accounting principle          $    733,146   $  2,084,082   $  8,720,687
Net income                                     $  1,045,946   $  2,084,082   $  8,720,687

Income per share before extraordinary
   item and change in accounting principle     $       0.06   $       0.10   $       0.31
Net income per share                           $       0.08   $       0.10   $       0.31



Mergers

     On July 1, 1996, the Company issued 594,019 shares of its common stock in exchange for all of the outstanding common stock of MHA. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of MHA for all periods prior to the merger.

     MHA had a calendar year end and, accordingly, the MHA statements of income for the years ended December 31, 1993, 1994 and 1995 have been combined with the Company's statements of income for the fiscal years ended July 31, 1994, 1995, and 1996, respectively In order to conform MHA's year end to the Company's fiscal year end, results of operations of MHA for the six-month period ended June 30, 1996 have been excluded from the consolidated statement of income for the fiscal year ended July 31, 1996. Accordingly, an adjustment has been made in fiscal year 1996 to retained earnings for the exclusion of the net loss of $356,914 for such six-month period. MHA's results of operations for this six-month period includes revenues of $10,743,645, expenses of $11,022,698 and net loss before provision for income taxes of $279,053.

     Separate revenues, net income and changes in shareholders' equity amounts of the merged entities for the periods prior to the merger are presented in the following table:

                               PMT SERVICES, INC.


                                                        YEAR ENDED    YEAR ENDED    UNAUDITED NINE
                                                         JULY 31,      JULY 31,      MONTHS ENDED
                                                           1994          1995       APRIL 30, 1996
                                                       ------------  -------------  ---------------
Revenues
 PMT                                                   $53,506,857   $ 75,242,866     $ 87,299,482
 MHA                                                     7,689,671     13,764,195       13,585,887
                                                       -----------   ------------      -----------
                                                      $ 61,196,528   $ 89,007,061     $100,885,369
                                                      ============   ============     ============
Net Income (Loss)
 PMT                                                  $  2,492,514   $  4,032,000     $  5,432,934
 MHA                                                        99,930       (391,845)        (327,023)
                                                      ------------   ------------      -----------
                                                      $  2,592,444   $  3,640,155     $  5,105,911
                                                      ============   ============     ============
Other changes in
shareholders' equity
 PMT                                                  $    554,359   $ 24,131,717     $141,302,135
 MHA                                                       (45,000)      (543,045)         180,060
                                                       -----------   ------------      -----------
                                                      $    509,359   $ 23,588,672     $141,482,195
                                                      ============   ============     ============

Subsequent mergers and acquisitions

     Subsequent to July 31, 1996, the Company consummated acquisitions of three merchant portfolios. On August 2, 1996, Data Transfer Associates, Inc. ("DTA") was merged into the Company and was accounted for as an immaterial pooling of interests.

     The other two merchant portfolio acquisitions in the first quarter of fiscal year 1997 accounted for approximately 9,500 merchant accounts. Operating results of the merchant portfolios will be included in the Company's financial statements beginning August 1, 1996, the effective date of the purchases.

NOTE 4 - PROPERTY AND EQUIPMENT:



                                                 JULY 31,
                                        --------------------------
                                            1995          1996
                                        ------------  ------------
Office equipment......................   $2,045,726   $ 3,340,024
Studio equipment......................      639,021       945,779
Credit card terminals held for lease..    1,310,416     1,632,023
Office furniture and fixtures.........      412,452       582,106
Leasehold improvements................       62,017       114,208
                                         ----------   -----------
                                          4,469,632     6,614,140
     Less:  accumulated depreciation..     (945,832)   (2,258,402)
                                         ----------   -----------
                                         $3,523,800   $ 4,355,738
                                         ==========   ===========


                              PMT SERVICES, INC.

          The Company leases credit card terminals to merchants generally under operating leases on a month-to-month basis. Depreciation expense was $243,515, $368,755 and $909,092 in fiscal years 1994, 1995 and 1996, respectively.

NOTE 5 - INTANGIBLE AND OTHER ASSETS:


                                                 JULY 31,
                                         ------------------------
                                            1995         1996
                                         -----------  -----------
Noncompetition agreements..............   $3,148,016   $3,345,193
Restricted cash........................    2,515,235    2,305,377
Other..................................      423,591      443,249
                                          ----------   ----------
                                          $6,086,842   $6,093,819
                                          ==========   ==========


     Intangible and other assets include noncompetition agreements with various sellers of merchant portfolios purchased by the Company (Note 3).

     Amortization expense related to noncompetition agreements was $228,620, $465,147 and $860,323 in fiscal years 1994, 1995 and 1996, respectively. Accumulated amortization of noncompetition agreements was $843,357 and $1,703,680 at July 31, 1995 and 1996, respectively.

     Restricted cash represents funds withheld by certain processing banks pursuant to processing agreements to cover potential merchant losses.


NOTE 6 - ACCRUED LIABILITIES:


                                             JULY 31,
                                      ----------------------
                                         1995        1996
                                      ----------  ----------
Income taxes payable................  $  779,329  $1,285,630
Compensation and payroll taxes......     625,791     417,916
Reserve for merchant losses.........     528,673     468,602
State franchise taxes payable.......          --     356,042
Sales and property taxes payable....      94,091      89,028
Interest payable on long-term debt..      67,320      83,270
Other...............................     253,316     269,273
                                      ----------  ----------
                                      $2,348,520  $2,969,761
                                      ==========  ==========


                              PMT SERVICES, INC.

NOTE 7 - LONG-TERM DEBT:


                                                               JULY 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----
Revolving line of credit, due November 1, 1996
   unless converted to a term loan with monthly
   installments due over 48 months, interest
   payable monthly at prime minus .25% (8.5%
   at July 31, 1995)................................  $15,293,000          --

Noninterest bearing notes payable with interest
   imputed at 8%, issued in connection with the
   Company's purchase of merchant portfolios;
   maturing at various dates through October 1996...       80,500    $ 40,000

Various lines of credit at 9% fixed rate initiated
   in 1994 and 1995; no repayment terms; debt
   serviced as funds allow..........................      225,000     570,000

Other debts repaid in 1996..........................    1,237,000          --

Other...............................................       20,000       5,000
                                                      -----------    --------
Total long-term debt................................   16,855,500     615,000
      Less:  current portion........................     (185,336)    (40,000)
                                                      -----------    --------
                                                      $16,670,164    $575,000
                                                      ===========    ========


     The Company entered into an agreement on March 22, 1994 for a $12,500,000 revolving line of credit and $2,368,000 bridge loan. This credit facility was amended and restated on May 31, 1995 and July 18, 1995, increasing the revolving line of credit to $17,500,000 and terminating the bridge loan. The proceeds from the loans were used to purchase merchant portfolios, to repay debt and for general working capital purposes. The revolving credit facility matures on November 1, 1996 unless converted to a term loan payable in monthly installments over four years. Notes issued under the credit facility will bear interest at a rate based on LIBOR, the bank's prime rate or at a fixed rate based on the bond equivalent bid side yield of the U.S. Treasury Note. Borrowings under the agreement are secured by substantially all the Company's assets and life insurance policies on the lives of two of the Company's executive officers. The agreement contains restrictive covenants which include, among other items, maintenance of specified ratios of fixed charge coverage, debt to earnings before interest, taxes, depreciation and amortization and to net worth. The covenants also include restrictions on capital expenditures and prohibition of new indebtedness and cash dividends.

                              PMT SERVICES, INC.

NOTE 8 - SHAREHOLDERS' EQUITY;
     Changes in the shares of the Company's common stock are as follows:

  Issued at July 31, 1993...........   2,694,535
  Shares issued.....................      20,000
                                      ----------
  Issued at July 31, 1994...........   2,714,535
  Shares issued.....................   2,428,013
  Exercise of  put options..........   1,922,372
  Exercise of options and warrants..     164,684
                                      ----------
  Issued at July 31, 1995...........   7,229,604
  Shares issued.....................   5,851,961
  Exercise of options...............      44,805
  Stock dividends...................  19,185,722
                                      ----------
  Outstanding at July 31, 1996......  32,312,092
                                      ==========



NOTE 9 - STOCK OPTIONS AND WARRANTS:

     The Company has an incentive stock option plan, whereby the Company has reserved for issuance upon exercise of stock options a maximum of 2,295,000 shares of the Company's common stock. In addition to certain other provisions, the plan provides for the option price of the shares to be determined by the Board of Directors at the date of the grant provided, however, that in the case of incentive stock options, the option price shall be no less than 100% of the fair market value of the common stock on such date (110% in the case of an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company). In the case of nonstatutory stock options, the option price shall be no less than 85% of the fair market value of the common stock on the date of grant.

     The options expire at such times as determined by the Board of Directors at the time of the grant, which shall be no later than ten years from the grant date (five years in the case of an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company). The Company is authorized to loan, or guarantee loans for, the purchase price of shares issuable upon exercise of options granted under the plan.

     In May 1994, the Company adopted an outside director stock option plan and amended the plan at the December 1995 annual shareholders' meeting. The plan provides for the grant of non-qualified stock options to outside directors and authorizes the issuance of up to 300,000 shares of common stock pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. Options were granted to each outside director on the effective date of the Offering to purchase 30,000 shares of the Company's

                              PMT SERVICES, INC.

common stock for a total of 120,000 shares (Note 2). Options granted under the plan are exercisable one-fourth each on the first, second, third and fourth anniversaries of the grant date and expire ten years after the grant date. The status of options under the plan (reflecting all stock splits) is as follows:

                                     NUMBER       EXERCISE
                                   OF OPTIONS       PRICE           EXPIRATION DATE
                                   -----------  -------------       ------------------

   Outstanding at July 31, 1993..     458,700
                                    ---------
   Outstanding at July 31, 1994..     458,700
     Granted.....................   1,361,724     $ 2.67            August 11-12, 2004
     Granted.....................      24,000     $ 2.83            December 15, 2002
     Granted.....................      15,000     $ 3.54            February 21, 2005
     Terminated..................      (5,196)
     Exercised...................    (103,872)    $ 0.83 - $2.67
                                    ---------
   Outstanding at July 31, 1995..   1,750,356
     Granted.....................      69,000     $ 5.96            August 15, 2005
     Granted.....................      16,500     $ 9.17            November 9, 2005
     Granted.....................      84,000     $ 8.78            December 12, 2005
     Granted.....................     150,000     $10.29            December 12, 2005
     Granted.....................      24,000     $10.94            December 15, 2005
     Granted.....................     120,000     $10.00            December 28, 2005
     Granted.....................      48,000     $15.67            March 29, 2006
     Granted.....................      40,000     $22.25            July 16, 2006
     Terminated..................    (265,052)
     Exercised...................    (119,775)    $ 0.83 - $2.67
                                    ---------
   Outstanding at July 31, 1996..   1,917,029
                                    =========

   Exercisable at July 31, 1996..     558,175
                                    =========


     Options for 740,772 and 550,324 shares were available for future grant under the plan at July 31, 1995 and 1996, respectively.

     The Company has granted stock warrants which give the holder the right to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants expire March 22, 2004 (Note 3).

NOTE 10 - RETIREMENT PLANS:

     The Company initiated a 401(k) retirement plan, the PMT Services, Inc. 401(k) Retirement Plan, in fiscal 1996. Following the initial enrollment, employees become eligible for participation in the plan on the semi-annual enrollment date following the employee completing 12 consecutive months of employment and 1,000 hours of service or more. The Company

                              PMT SERVICES, INC.

contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 6% of the employee's annual compensation. The plan expense for fiscal 1996 was $64,015.

     Prior to the merger with the Company, MHA's employees could participate in the Martin-Howe 401(k) plan. MHA matched 50% of the employee contributions up to 6% of salary. This plan was terminated subsequent to the merger with PMT Services, Inc. MHA employees became eligible for participation in the PMT 401(k) Plan effective with the merger.

NOTE 11 - LEASES:

     The Company leases equipment and office space under noncancellable operating leases. Rent expense approximated $182,694, $568,467 and $734,311 during fiscal years 1994, 1995 and 1996, respectively. Office space was leased from a partnership comprising two of the Company's shareholders during fiscal year 1994 and a portion of 1995. Rent expense paid to shareholders for office space amounted to $113,000 and $54,000 during fiscal years 1994 and 1995, respectively. This office space lease agreement terminated in 1995 and the Company relocated. None of the Company's current office space is with a related party. Subsequent to July 31, 1996, the Company entered into an agreement to lease additional office space beginning October 1, 1996. Future minimum payments under all noncancellable leases with terms greater than one year at July 31, 1996 are:


                 FISCAL YEAR
                   ENDING
                   JULY 31
                 -----------
                    1997               901,000
                    1998               933,000
                    1999               839,000
                    2000               802,000
                    2001               338,000
                 Thereafter                 --

NOTE 12 - OTHER INCOME - NET:

     The Company recorded a non-taxable gain of $1,000,000 in the fourth quarter of fiscal year 1996 for the receipt of insurance proceeds on the life of the former Chief Financial Officer of the Company. Additionally, the Company has included in this line item all non-recurring transaction costs related to mergers, including MHA, which was accounted for as a pooling of interests.

                              PMT SERVICES, INC.

NOTE 13 - INCOME TAXES:

The provision for income taxes comprises the following:

                                                                                         YEAR ENDED JULY 31,
                                                                                -------------------------------------
                                                                                   1994         1995         1996
                                                                                -----------  -----------  -----------
 Current tax expense:
   Federal....................................................................  $1,289,529   $2,019,143   $5,016,005
   State......................................................................     240,620      377,654      926,555
                                                                                ----------   ----------   ----------
                                                                                 1,530,149    2,396,797    5,942,560
                                                                                ----------   ----------   ----------
 Deferred tax benefit:
   Federal....................................................................    (108,903)     (89,662)    (818,301)
   State......................................................................     (21,584)     (11,644)    (138,235)
                                                                                ----------   ----------   ----------
                                                                                  (130,487)    (101,306)    (956,536)
                                                                                ----------   ----------   ----------
 Increase in valuation
   allowance..................................................................          --      137,288      194,831
                                                                                ----------   ----------   ----------
                                                                                $1,399,662   $2,432,779   $5,180,855
                                                                                ==========   ==========   ==========


The Company's effective tax rate differs from the statutory rate as follows:

                                                                                           YEAR ENDED JULY 31,
                                                                                ------------------------------------
                                                                                   1994         1995         1996
                                                                                ----------   ----------   ----------
 Federal tax at statutory rate................................................     34.0%        34.0%        34.0%
 Increase in taxes resulting
  from:
   State income taxes (net
    of federal tax benefit)...................................................      3.9          4.0          3.9
   Minority interest..........................................................       --          1.3          0.8
   Valuation allowance........................................................       --          2.3          1.4
   Other......................................................................      0.1         (1.5)        (2.6)
                                                                                ----------   ----------   ----------
                                                                                   38.0%        40.1%        37.5%
                                                                                ==========   ==========   ==========

     Deferred income taxes under SFAS 109 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at July 31, 1995 and 1996 are as follows:

                               PMT SERVICES, INC.


                                                 JULY 31,
                                          -----------------------
                                             1995        1996
                                          ----------  -----------
    Current tax assets:
      Compensation liabilities..........  $  24,321   $   30,897
      Loss reserves.....................    200,896      178,069
      Other.............................     37,749       56,695
                                          ---------   ----------
    Net current tax assets..............  $ 262,966   $  265,661
                                          =========   ==========

    Noncurrent tax assets:
      Merchant portfolio amortization...  $ 682,907   $1,586,194
      Net operating loss of subsidiary..    137,288      332,119
                                          ---------   ----------
                                            820,195    1,918,313
      Noncurrent tax liability:
      Depreciation......................    (94,329)    (238,606)
                                          ---------   ----------
     Net noncurrent tax assets..........    725,866    1,679,707
                                          ---------   ----------
     Valuation allowance................   (137,288)    (332,119)
                                          ---------   ----------
                                          $ 588,578   $1,347,588
                                          =========   ==========


As of July 31, 1996, the Company has approximately $874,000 of federal and state net operating loss carryforwards available to offset future taxable income of a subsidiary of the Company. A valuation allowance has been established for these net operating losses.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

     In addition to the third-party debt guaranty and operating leases described in Notes 3 and 9 above, the Company is subject to the following commitments and contingencies described herein.

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

                               PMT SERVICES, INC.

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

     In connection with the option agreement, the Company has guaranteed the service provider's loan to a third party in the amount of $250,000. The Company has also entered into a service agreement whereby the Company will provide customer service, processing equipment deployment and related services to the service provider's merchant accounts for a monthly fee of $4.75 per merchant
account.    At July 31, 1996, the service provider was a newly developed entity without significant merchant accounts generated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS

            NAME          AGE  POSITION
------------------------  ---  -----------------------------------------------------
Richardson M. Roberts...   38  Chairman of the Board and Chief Executive Officer
Gregory S. Daily........   37  President, Treasurer and Director
Clay M. Whitson.........   38  Vice-President of Finance and Chief Financial Officer
Joseph T. Stewart, Jr...   56  Chief Operating Officer
Vickie G. Johnson.......   37  Chief Accounting Officer, Secretary and Controller

     Mr. Roberts has served as Chief Executive Officer of the Company, Chairman of the Board and a director since co-founding the Company in August 1984. Mr. Roberts also served as President of the Company from August 1984 to December 1995. Mr. Roberts was previously employed with Comdata Network, Inc. as a national sales representative.

     Mr. Daily has served as Treasurer and a director of the Company since co-founding the Company in August 1984. Mr. Daily also served as Vice-President and Chief Operating Officer of the Company from August 1984 to December 1995, and currently serves as President of the Company. Mr. Daily was previously employed with Comdata Network, Inc. as a telemarketing representative.

     Mr. Whitson has served as Vice-President of Finance of the Company since joining the Company in January 1996 and currently serves as Chief Financial Officer of the Company. Mr. Whitson was previously employed as Chief Financial Officer of the Gemala Group, a diversified conglomerate based in Indonesia. Prior to joining the Gemala Group in 1990, Mr. Whitson was a Director in the Mergers and Acquisitions Department at The Chase Manhattan Bank, N.A.

     Mr. Stewart has served as Chief Operating Officer of the Company since joining the Company in January 1996. Mr. Stewart was previously employed as Executive Vice-President of the Electronic Funds Services unit of First Data Corporation.

     Ms. Johnson has served as Controller of the Company since joining the Company in October 1991. Ms. Johnson also serves as Chief Accounting Officer and Secretary of the Company. Ms. Johnson was previously employed with Historic Hotel Partners, Inc. as Regional Controller.

DIRECTORS

     Information with respect to the Company's directors is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 16, 1996.

COMPLIANCE WITH REPORTING REQUIREMENTS OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 16, 1996, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 16, 1996, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated herein by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 16, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated herein by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 16, 1996.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Item 8 of Form 10-K:

     (1)  Financial Statements:

          Report of Independent Auditors
          Consolidated Balance Sheets as of July 31, 1996 and July 31, 1995
          Consolidated Statements of Income, each of the three years ended July 31, 1996
          Consolidated Statements of Changes in Shareholders' Equity, each of the three years ended July 31, 1996
          Consolidated Statement of Cash Flows, each of the three years ended July 31, 1996
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:                                            Page

          Independent Auditors' Report on
             Financial Statement Schedule.............                               55
          Schedule II - Reserve for Merchant Losses...                               56

          The other schedules are omitted because the required information is
          either inapplicable or   has been disclosed in the consolidated financial
          statements and notes thereto.

     (3)  Exhibits

          The index to Exhibits is at page 57.

(b)  Reports on Form 8-K


     The Company has not filed any current reports during the fourth quarter of fiscal year 1996.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 of PMT Services, Inc.



Our audits of the consolidated financial statements referred to in our report dated September 13, 1996, appearing on page 29 of this From 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this From 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP


Nashville, TN
September 13, 1996

                                                                     SCHEDULE II



                              PMT SERVICES, INC.

                          RESERVE FOR MERCHANT LOSSES


                              BALANCE AT                                   BALANCE AT
                               BEGINNING                                     END OF
                               OF PERIOD      ADDITIONS(1)  DEDUCTIONS(2)    PERIOD
                              ----------      -----------   ------------   ----------

Fiscal Year   1994......       $168,660         $484,993       $208,894     $444,759

              1995......       $444,759         $483,245       $399,331     $528,673

              1996......       $528,673         $654,705       $720,500     $462,878

______________________

(1) Additions represent amounts charged to expense during the respective periods.

(2) Deletions represent actual chargebacks incurred by the Company during the respective periods.

(3)  EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS

3.1       Amended and Restated Charter of the Registrant (1)

3.2       Bylaws of the Registrant (1)

4.1       Section 6 of the Restated Charter of the Registrant (included in
          Exhibit 3.1) (1)

4.2       Specimen of Common Stock certificate (1)

10.1(a) Purchase Agreement, dated December 1, 1992, between the Registrant and ISO America, Inc. (1)

10.1(b) Purchase Agreement, dated March 1, 1993, between the Registrant and Electronic Access, Inc. (1)

10.1(c) Purchase Agreement, dated April 1, 1993, between the Registrant and Direct Referral Networks, Inc. (1)

10.1(d) Purchase Agreement, dated April 1, 1993, between the Registrant and Bankcard Network, Inc. (1)

10.1(e) Purchase Agreement, dated December 1, 1993, between the Registrant and Crown Card Services, Inc. (1)

10.1(f) Purchase Agreement, dated December 16, 1993, between the Registrant and Credit-Link Card Services, Inc. (1)

10.1(g) Purchase Agreement, dated March 22, 1994, between the Registrant and Bankcard America, Inc. (1)

10.1(h) Purchase Agreement, dated April 28, 1995, between the Registrant, Bankcard America, Inc., and each of Paul L. Alperstein, Samuel Buchbinder and Sol Alperstein. (2)

10.1(i) Purchase Agreement, dated July 7, 1995, between the Registrant and TermNet Merchant Services, Inc. (3)

10.1(j) Purchase Agreement, dated July 18, 1995, between the Registrant and Consumer Payment Services, Inc. (4)

10.1(k) Option Agreement, dated July 25, 1995, between the Registrant and Money Transfer Systems, Inc., Mel Ora and Greg Mohr. (7)

10.1(l) Purchase Agreement, dated October 25, 1995, between the Registrant and Imperial Bank. (7)

10.1(m) Purchase Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a. (8)

10.1(n) Agreement and Plant of Merger, dated June 28, 1996, by and among the Registrant, PMT Acquisition Corporation and Martin-Howe Associates, Inc.

10.1(o) Agreement and Plan of Merger, dated July 25, 1996 by and among the Registrant, PMT Illinois Acquisition Corporation and Data Transfer Associates, Inc.

10.1(p) Processing Agreement, dated March 1, 1994, between the Registrant and First National Bank of Omaha, relating to the processing of bankcard transactions.(1)

10.1(q) Amendment to Processing Agreement, dated May 10, 1995, between the Registrant and First National Bank of Omaha.(7)

10.1(r) Amendment to Processing Agreement, dated July 18, 1995, between the Registrant and First National Bank of Omaha.(7)

10.1(s) Amendment to Processing Agreement, dated August 7, 1995, between the Registrant and First National Bank of Omaha.(7)

10.1(t) Amendment to Agreement, dated November 1, 1995 between the Registrant and First National Bank of Omaha.

10.1(u) Fifth Amendment to Processing Agreement, dated May 29, 1996, between the Registrant and First National Bank of Omaha.

10.1(v) Agreement Regarding Merchant Maintenance and Solicitation, dated March 17, 1994, as amended March 24, 1994, between the registrant and Rocky Mountain Bankcard System, Inc., relating to the processing of bankcard transactions.(1)

10.1(w) Independent Sales Organization, Sales Marketing and Service Agreement, dated December 10, 1993, between the Registrant and Bank of Boulder, relating to the processing of bankcard transactions.(1)

10.1(x) Credit Card Processing Agreement, dated July 1, 1992, between the Registrant and First USA Merchant Services, Inc., relating to the processing of bankcard transactions.(1)

10.1(y) Letter Agreement, dated March 31, 1994, relating to the processing of bankcard transactions.(1)

10.1(z) Service Agreement, dated April 1, 1994, relating to the processing of bankcard transactions.(1)

10.1(aa) Provider Agreement, dated June 15, 1995, between the Registrant and Harris Trust and Savings Bank Charge-it Division, relating to the processing of bankcard transactions.(7)

10.1(bb) Acknowledgement and Consent, dated July 7, 1995, between the Registrant, TermNet Merchant Services, Inc. and Bank South, relating to the processing of bankcard transactions.(7)

10.1(cc) Acknowledgment and Consent, dated July 18, 1995, between the Registrant, Consumer Payment Services, Inc. and Republic Bank, relating to the processing of bankcard transactions.(7)

10.1(dd) Acknowledgment and Consent, dated May 29, 1996, between Registrant, Consumer Payment Services, Inc. and Republic Bank, relating to the processing of bankcard transactions.

10.1(ee) Processing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a., relating to the processing of bankcard transactions.(8)

10.1(ff) Processing Agreement, dated October 1, 1995, between the Registrant and Imperial Bank, relating to the processing of bankcard transactions. (9)

10.1(gg) Private-Label Credit Card Processing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a., relating to the processing of charge card transactions.(8)

10.1(hh) Assignment and Assumption Agreement, dated March 12, 1996, between Registrant and UMB Bank, n.a. (8)

10.1(ii) Marketing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a. (8)

10.1(jj) Transaction Processing and Payment Agreement, dated July 21, 1992, between the Registrant and ENVOY Corporation, relating to the processing of bankcard transactions.(1)

10.1(kk) ESP Extended Services Plan Agreement, dated May 3, 1994, between the Registrant and LDDS Communications, relating to the processing of bankcard transactions.(1)

10.1(ll) Service Agreement, dated November 17, 1993, between the Registrant and Transaction Network Services, Inc.(1)

10.1(mm) Agreement, dated April 11, 1994, between the Registrant and Ceridian Corporation.(1)

10.1(nn) Lease, dated August 31, 1994, between the Registrant and Eastpark, L.P.(5)

10.1(oo) First Amendment to Lease, dated September 30, 1994 between Registrant and Eastpark, L.P.(7)

10.1(pp) Second Amendment to Lease, dated May 11, 1995 between Registrant and Eastpark, L.P.(7)

10.1(qq) Third Amendment to Lease, dated March 1, 1996, between Registrant and Eastpark, L.P.

10.1(rr) Fourth Amendment to Lease, dated May 1, 1996, between Registrant and Highwoods/Forsyth Limited Partnership (Successor-in-Interest to Eastpark, L.P.)

10.1(ss) Lease Agreement, dated July 31, 1996, between Registrant and Centoff Realty Company, Inc.

10.2(a)   1994 Non-Employee Director Stock Option Plan. (1)

10.2(b)   Non-Employee Director Restricted Stock Award Plan.

10.2(c)   1994 Incentive Stock Plan. (1)

10.2(d)   PMT Services, Inc. 401(k) Retirement Plan. (6)

10.3(a) Amended and Restated Loan Agreement, dated May 31, 1995, between the Registrant and First Union National Bank of Tennessee.(7)

10.3(b) Amended and Restated Security Amendment, dated May 31, 1995, between the Registrant and First Union National Bank of Tennessee.(7)

10.3(c) First Amendment to Amended and Restated Loan Agreement, dated July 18, 1995, between the Registrant and First Union National Bank of Tennessee.(7)

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Accountants dated October 15, 1996.

27.1      Financial Data Schedule.

--------------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-79064.

(2) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on May 15, 1995, Commission
          No. 0-24420.

(3) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on July 21, 1995, Commission No. 0-24420.

(4) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on July 26, 1995, Commission No. 0-24420.

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

(6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-97000.

(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

(8) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on March 27, 1996, Commission No. 0-24420.

(9) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on November 9, 1995, Commission No. 0-24420.

                 EXECUTIVE COMPENSATION PLAN AND ARRANGEMENTS

   The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on form 10-K:

Exhibit
Number                        Exhibit

*10.2(a)  1994 Non-Employee Director Stock Option Plan.

 10.2(b)  Non-Employee Director Restricted Stock Award Plan.

*10.2(c)  1994 Incentive Stock Plan.

**10.2(d) PMT Services, Inc. 401(K) Retirement Plan.

-----------------
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-79064.

** Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-97000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on October 14, 1996.


                              PMT SERVICES, INC.


                              By:  /s/ Richardson M. Roberts
                              ------------------------------
                                       Richardson M. Roberts
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                        Title(s)                                  Date
           ----                        --------                                  ----

/s/ Richardson M. Roberts    Chairman of the Board, Chief          October 14, 1996
---------------------------  Executive Officer and Director
Richardson M. Roberts        (principal executive officer)

/s/ Gregory S. Daily         President, Treasurer and Director     October 14, 1996
---------------------------
Gregory S. Daily

/s/ Clay M. Whitson          Vice President of Finance and         October 14, 1996
---------------------------  Chief Financial Officer (principal
Clay M. Whitson              financial officer

/s/ Vickie G. Johnson        Chief Accounting Officer,             October 14, 1996
---------------------------  Secretary and Controller
Vickie G. Johnson            (principal accounting officer)

/s/ Leslie D. Coble          Director                              October 14, 1996
---------------------------
Leslie D. Coble

/s/ Charles R. Burtzloff     Director                              October 14, 1996
---------------------------
Charles R. Burtzloff

/s/ Robert C. Fisher, Jr.    Director                              October 14, 1996
---------------------------
Robert C. Fisher, Jr.

/s/ Harold L. Siebert        Director                              October 14, 1996
---------------------------
Harold L. Siebert