Form 10-Q
period 1996-10-31
PMT SERVICES INC /TN/
filed 1996-12-16
CIK 923410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended October 31, 1996

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.       YES    X     NO  ___
                                                            ------

     As of December 10, 1996, 33,120,227 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                               PMT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                          OCTOBER 31,      JULY 31,
                                                             1996            1996
                                                         -------------   ------------
ASSETS
Current assets:
      Cash and  cash equivalents......................   $ 95,314,287    $105,461,031
  Accounts receivable.................................      8,601,861       6,547,321
  Inventory...........................................        550,282         556,251
  Deferred income taxes...............................        214,165         265,661
  Other current assets................................      1,889,445         759,909
                                                         ------------    ------------
   Total current assets...............................    106,570,040     113,590,173
  Purchased merchant portfolios, net of accumulated
   amortization of $11,649,745 and $9,605,624.........     70,705,237      61,404,794
  Property and equipment, net.........................      5,850,286       4,355,738
  Deferred income taxes...............................      1,699,552       1,347,588
  Intangible and other assets.........................      8,322,211       6,093,819
                                                         ------------    ------------
   Total assets.......................................   $193,147,326    $186,792,112
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................   $    175,000    $     40,000
  Accounts payable....................................      5,095,291       3,622,019
  Accrued liabilities.................................      1,746,793       2,969,761
  Deferred revenues...................................        388,368         230,496
                                                         ------------    ------------
   Total current liabilities..........................      7,405,452       6,862,276
  Long-term debt......................................        445,000         575,000
                                                         ------------    ------------
   Total liabilities..................................      7,850,452       7,437,276
                                                         ------------    ------------

Shareholders' equity:
Preferred stock, $0.01 par value, authorized:
  10,000,000 shares; no shares outstanding
Common stock, $0.01 par value, authorized:
  40,000,000 shares; issued and outstanding:
  33,108,107 and 32,312,092 shares...............             331,081         323,121
Additional paid-in capital.......................         169,392,598     166,275,748
Treasury stock...................................             (12,000)        (12,000)
Accumulated earnings.............................          15,585,195      12,767,967
                                                         ------------    ------------
                                                          185,296,874     179,354,836
                                                         ------------    ------------

Commitments and contingent liabilities (Note 4)
  Total liabilities and shareholders' equity.....        $193,147,326    $186,792,112
                                                         ============    ============



    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                  THREE MONTH PERIOD ENDED
                                                         OCTOBER 31,
                                                  ------------------------
                                                    1996           1995
                                                    ----           ----
Revenues......................................   $51,815,637    $30,671,038
Cost of revenues..............................    39,960,211     23,518,563
                                                 -----------    -----------
  Gross margin................................    11,855,426      7,152,475
                                                 -----------    -----------

Selling, general and administrative expenses..     4,791,856      3,131,524
Depreciation and amortization expense.........     2,773,218      1,473,701
Nonrecurring operating expense................       466,137             --
Provision for merchant losses.................       251,952        146,908
                                                 -----------    -----------
                                                   8,283,163      4,752,133
                                                 -----------    -----------
  Income from operations......................     3,572,263      2,400,342
Interest income...............................     1,284,113        127,458
Interest expense..............................            --       (250,385)
Other expense, net............................      (120,918)            --
                                                 -----------    -----------
  Income before provision for income taxes....     4,735,458      2,277,415
Provision for income taxes....................     1,802,468        927,752
                                                 -----------    -----------
  Net income..................................   $ 2,932,990    $ 1,349,663
                                                 ===========    ===========

Net income per share..........................         $0.09          $0.06
                                                 ===========    ===========






    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                       ADDITIONAL                                 TOTAL
                                           COMMON       PAID-IN     ACCUMULATED    TREASURY   SHAREHOLDERS'
                                           STOCK        CAPITAL       EARNINGS      STOCK         EQUITY
                                         ----------  -------------  ------------   ---------   -------------
Balance at July 31, 1995...............  $   72,296  $ 25,313,814   $ 4,379,505    $(68,500)   $ 29,697,115
  Shares issued........................      58,520   140,746,488                               140,805,008
  Stock options exercised..............         448       475,803                                   476,251
  Stock splits.........................     191,857      (191,857)                                       --
  Purchase of treasury stock...........                                             (12,000)        (12,000)
  Reissuance of treasury stock.........                   (68,500)                   68,500              --
  Minority shareholders' contribution..                                 120,000                     120,000
  Martin-Howe fiscal year conversion...                                (356,914)                   (356,914)
  Net income for the year..............                               8,625,376                   8,625,376
                                         ----------  ------------   -----------    --------    ------------
Balance at July 31, 1996...............     323,121   166,275,748    12,767,967     (12,000)    179,354,836
  Stock options exercised..............       2,960     3,120,850                                 3,123,810
  DTA Pooling..........................       5,000        (4,000)     (115,762)                   (114,762)
  Net income for the period............                               2,932,990                   2,932,990
                                         ----------  ------------   -----------    --------    ------------
Balance at October 31, 1996............  $  331,081  $169,392,598   $15,585,195    $(12,000)   $185,296,874
                                         ==========  ============   ===========    ========    ============









    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               THREE MONTH PERIOD ENDED
                                                                                                      OCTOBER 31,
                                                                                        -----------------------------------------
                                                                                                   1996             1995
                                                                                                   ----             ----
 Cash flows from operating activities:
  Net cash received from merchants.....................................................         $ 12,453,946     $ 10,614,835
  Cash paid to vendors and employees...................................................           (7,605,411)      (7,853,658)
  Interest received....................................................................            1,314,284           84,086
  Interest paid........................................................................              (14,315)        (296,976)
  Income taxes paid....................................................................           (1,246,917)        (696,704)
                                                                                                ------------     ------------
    Net cash provided by operating activities..........................................            4,901,587        1,851,583
                                                                                                ------------     ------------
 Cash flows from investing activities:
  Purchase of merchant portfolios......................................................          (13,974,790)      (9,149,651)
  Investment of excess cash............................................................                   --       (5,825,319)
  Purchase of property and equipment...................................................           (1,678,285)        (453,312)
                                                                                                ------------     ------------
    Net cash used in investing activities..............................................          (15,653,075)     (15,428,282)
                                                                                                ------------     ------------
 Cash flows from financing activities:
  Payments on long-term debt...........................................................                   --      (15,416,500)
  Proceeds from issuance of common stock...............................................              559,744       40,849,085
  Proceeds from issuance of long-term debt.............................................               45,000          163,916
                                                                                                ------------     ------------
   Net cash provided by financing activities...........................................              604,744       25,596,501
                                                                                                ------------     ------------

 Net increase (decrease) in cash and cash equivalents..................................          (10,146,744)      12,019,802
 Cash and cash equivalents at beginning of the period..................................          105,461,031          475,145
                                                                                                ------------     ------------
 Cash and cash equivalents at end of the period........................................         $ 95,314,287     $ 12,494,947
                                                                                                ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

In connection with the purchase of a merchant portfolio in August 1996, the Company issued 594,011 shares of common stock.

                                                                                                     THREE MONTH PERIOD ENDED
                                                                                                            OCTOBER 31,

                                                                                                    ------------------------------
                                                                                                          1996             1995
                                                                                                          ----             ----
Reconciliation of net income to net cash provided by
  operating activities:
   Net income..........................................................................              $  2,932,990     $  1,349,663
   Adjustments:
    Depreciation and amortization expense..............................................                 2,773,218        1,473,701
    Provision for merchant losses......................................................                   251,952          146,908
    Deferred income taxes..............................................................                  (300,467)        (183,454)
    Changes in assets and liabilities:
        Accounts receivable............................................................                (1,997,065)         (30,488)
        Inventory......................................................................                   120,130          (53,390)
        Other assets...................................................................                (1,151,850)         (57,388)
        Accounts payable...............................................................                 1,267,175         (636,460)
        Accrued liabilities............................................................                   955,616         (100,506)
        Deferred revenues..............................................................                    49,888          (57,003)
                                                                                                     ------------     ------------
 Net cash provided by operating activities.............................................              $  4,901,587     $  1,851,583
                                                                                                     ============     ============

    The accompanying notes are an integral part of this financial statement.
                                       5

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - INTERIM FINANCIAL STATEMENTS:

               The accompanying interim consolidated financial statements are unaudited, except for the balance sheet at July 31, 1996. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended July 31, 1996.

               The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 1996 and the results of its operations and its cash flows for the fiscal three month periods ended October 31, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal year 1996 has resulted largely from purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios.

               In the fourth quarter of fiscal 1996, the Company made an acquisition from Martin-Howe Associates, Inc. ("MHA"), which was accounted for as a pooling of interests. On July 1, 1996 the Company issued 594,011 shares of its common stock in exchange for all the outstanding common stock of MHA. The Company's consolidated financial statements have been restated to include the accounts of MHA for all periods prior to the merger.

               Net income per share for the fiscal three month periods ended October 31, 1996 and 1995 is calculated based on the weighted average number of shares of common stock outstanding of 34,358,559 and 23,949,365, respectively.

     NOTE 2 - PUBLIC OFFERINGS:

               In October 1995, the Company consummated a second public offering of 2,156,250 (6,468,750 post-splits) shares of common stock, 1,931,250 (5,793,750 post-splits) of which were offered by the Company. The Company received net proceeds of approximately $40.8 million, after deducting underwriting discounts and commissions and expenses of the offering, and repaid all borrowings outstanding under its revolving line of credit.

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               The Company offered 3,910,000 (5,865,000 post-split) shares of its common stock in a third public offering in April 1996. The Company received net proceeds of approximately $100 million after deducting underwriting discounts and commissions and estimated expenses of the offering.


     NOTE 3 - PURCHASED MERCHANT PORTFOLIOS:

               The Company has purchased certain merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. In fiscal year 1996, the Company purchased five portfolios and in the quarter ended October 31, 1996, the Company purchased three merchant portfolios, one of which was accounted for as an immaterial pooling of interests. In connection with the purchase of most of the merchant portfolios, the Company enters into noncompetition agreements with the sellers of the portfolios. A portion of the purchase price for each of these merchant portfolios is allocated to the related noncompetition agreement.

     NOTE 4 - COMMITMENTS AND CONTINGENCIES:

               In connection with the purchase of a merchant portfolio from Bankcard America, Inc. ("ABC") in April 1995, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in stock warrants to purchase 120,000 shares of the Company's common stock currently held by a shareholder of ABC.

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

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           In connection with the option agreement, the Company has guaranteed the service provider's loan to a third party in the amount of $250,000. The Company has also entered into a service agreement whereby the Company will provide customer service, processing equipment deployment and related services to the service provider's merchant accounts for a monthly fee of $4.75 per merchant account. At October 31, 1996, the service provider did not have a significant number of merchant accounts generated.

           VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the VISA or MasterCard associations. The Company is not a party to the merchant processing agreements and is therefore dependent upon its contractual arrangements with its processing banks in order to continue to service its merchant portfolio. Generally, the Company has a contractual right to receive revenues derived from the discount rate and fees earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreement with its primary processing bank, the Company is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. This agreement provides mobility for a substantial portion of the Company's merchant base. However, in order to transfer merchant contracts, the Company must pay the processing bank a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

          PMT Services, Inc. is an independent service organization which markets and services electronic credit card authorization and payment systems to retail merchants located throughout the United States. The Company's principal sources of revenues are discount and merchant service fees. The remaining revenues consist of rentals, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate," within the terms of the Company's agreements with processing banks. The discount is a percentage of the dollar amount of each credit card transaction.

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

Acquisitions and Mergers

          In fiscal year 1996, the Company purchased five merchant portfolios consisting of approximately 34,500 merchants. One of these purchases, consisting of approximately 5,000 merchants, was consummated in the first quarter of fiscal year 1996. In the third quarter of fiscal year 1996 the Company purchased approximately 22,000 merchants through two merchant portfolio
acquisitions.   Additionally, the Company acquired two merchant portfolios, in the fourth quarter of fiscal year 1996, one of which was accounted for as a pooling of interests.

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

          In the fourth quarter of fiscal 1996, the Company acquired two merchant portfolios consisting of approximately 7,500 merchant accounts. The Company accounted for the larger of these two acquisitions as a pooling of interests. On July 1, 1996 the Company issued 594,011 shares of its common stock in exchange for all the outstanding common stock of MHA. The Company's consolidated financial statements have been restated to include the accounts of MHA for all periods prior to the merger.

          In the first quarter of fiscal 1997, the Company acquired three merchant portfolios consisting of approximately 13,500 merchant accounts. On August 2, 1996, the Company issued 500,000 shares of its common stock in exchange for all the outstanding stock of Data Transfer Associates, Inc. ("DTA"). The acquisition was accounted for as an immaterial pooling of interests. The shares were issued to the shareholders of DTA in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act").

          The other two merchant portfolio acquisitions accounted for approximately 9,500 merchant accounts and operating results of the merchant portfolios have been included in the Company's financial statements beginning August 1, 1996, the effective date of the purchases.

          In addition to these acquisitions, on September 16, 1996, the Company paid cash and issued warrants to purchase 10,000 shares of the Company's common stock as consideration in a transaction related to the purchase of certain rights and obligations with respect to the solicitation and maintenance of a merchant portfolio. The warrants were issued to the two individual sellers in reliance upon the exemption provided by Section 4(2) of the Act. The warrants are currently fully exercisable, at an exercise price of $17.00 per share, and terminate September 16, 2006.

          The growth in the Company's revenues and profitability from fiscal year 1996 has resulted largely from the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios. There can be no assurance that the Company will be able to make successful portfolio acquisitions or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios.

Results of Operations

          The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:

                                   Three Month Period    Percentage/Increase
                                    Ended October 31,        (Decrease)
                                  --------------------       ----------
                                   1996          1995
                                  -------       ------
Revenues                           100.0%       100.0%          68.9%
Cost of  revenues                   77.1         76.7           69.9
                                  ------        -----
Gross margin                        22.9         23.3           65.8
Selling, general and
  administrative expenses            9.2         10.2           52.9
Deprec. and amortization             5.4          4.8           88.2
Non-recurring expense                0.9           --          100.0
Provision for merchant losses        0.5          0.5           73.9
                                  ------        -----
Income from operations               6.9          7.8           48.8
Interest (income) expense, net      (2.5)         0.4        1,144.6
Other expense, net                   0.2           --
                                  ------        -----
Income before provision for
  taxes                              9.2          7.4          107.9
Provision for income taxes           3.5          3.0           94.3
                                  ------        -----
Net Income                           5.7%         4.4%         117.3%
                                  ======        =====

Revenues

          Revenues for the first quarter of fiscal year 1997 increased to $51.8 million, an increase of 68.9% over the same period last year. The growth in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from the purchase of merchant portfolios, revenue enhancement programs, growth from a Visa and MasterCard sales solicitation program launched in fiscal year 1995 with one of the Company's major association relationships and growth generated from new
merchants added through internal sales.   The fiscal year 1996 and 1997 merchant
portfolio purchases accounted for 90.7% of the increase in revenues in the first quarter of fiscal year 1997.

Cost of Revenues

          Cost of revenues increased from $23.5 million in the first quarter of fiscal year 1996 to $40.0 million in the first quarter of fiscal year 1997.
Cost increased as a percentage of revenues in the quarter ended October 31, 1996 as a result of merchant portfolio purchases with a higher percentage of cost of revenues. Additionally, as a result of increased revenues and costs, the Company's accounts payable have increased.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses were $4.8 million in the first quarter of fiscal year 1997 and $3.1 million for the first quarter of fiscal year 1996. This reflects a 52.9% increase over the same period in fiscal year 1996. As a percentage of revenues, selling, general and administrative expenses has decreased for the first quarter of fiscal year 1997 when compared to the same period in fiscal year 1996. The decrease in selling, general and administrative expenses as a percentage of revenues continues to reflect the Company's overall improvement in utilization of personnel and the addition of revenues from purchased merchant portfolios, which do not cause a proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization

          Depreciation and amortization expense increased from $1.5 million for the quarter ended October 31, 1995 to $2.8 million for the quarter ended October 31, 1996 which represents an 88.2% increase. The increase in depreciation and amortization was primarily the result of amortization of purchased merchant portfolios.

Nonrecurring Operating Expense

          In the first quarter of fiscal 1997, the Company incurred nonrecurring duplicative costs of $466,000 relating to a sales force included in a merchant portfolio acquisition.

Interest Expense

          For the first quarter of fiscal year 1997, the Company recognized $1.3 million net interest income. For the same quarter in fiscal year 1996, the Company recognized $123,000 net interest expense. The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. The Company received interest income from the investment of the remaining net proceeds from the initial and second offerings and on the total net proceeds from the April 1996 offering.

Income Tax

          As a result of the Company's increased profitability for the first quarter of fiscal year 1997 income tax expense has increased. Income tax expense increased from $928,000 in the first quarter of fiscal year 1996 to $1.8 million in the first quarter of fiscal year 1997. The Company's effective income tax rate for the first quarter of fiscal 1997 was 38%. For the first quarter of fiscal 1996 the Company's effective income tax rate was 41% as a result of restating the Company's financial statements for the MHA acquisition which was accounted for as a pooling of interests.

          The Company has recorded a tax benefit of approximately $2.6 million for the excess of the fair market value at the exercise date over that at the award date for non-qualified stock options exercised during the quarter ended October 31, 1996. This benefit resulted in a net tax receivable of approximately $662,000 at October 31, 1996, which is included in other current assets on the balance sheet.

Liquidity and Capital Resources

          The Company recognizes as revenue in its statement of income the full discount rate collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processing bank, and the network service provider, are reflected as costs of revenues. In accordance with the Company's contracts with its processing banks, all of the funds collection and some of the disbursement function is performed on behalf of the Company by the processing bank. At month end the processing bank collects the total discount rate from the merchants and disburses to each of the service providers their fees, except disbursements for interchange fees which are paid to the card-issuing bank daily. Shortly after month end, the processing bank disburses to the Company the remainder of the funds collected from the merchant (which represents a significant portion of the Company's gross margin).

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

Working Capital

          Net cash flow provided by operating activities was $4.9 million for the first quarter of fiscal year 1997 as compared to net cash flow provided by operating activities of $1.9 million for the first quarter of fiscal year 1996. Merchant portfolio purchases and increased interest income as a result of the Company's public offerings account for the significant increase in cash provided by operating activities. However, this increase was partially offset by increased income tax payments in fiscal year 1997.

Capital Expenditures and Investing Activities

          Capital expenditures were approximately $15.7 million for the three month period ended October 31, 1996 as compared to $15.4 million for the same period in fiscal year 1996. Following the consummation of the second public offering in October 1995, the Company purchased a merchant portfolio from Imperial Bank. In the first quarter of fiscal 1997, the Company purchased three merchant portfolios of which one was accounted for as an immaterial pooling of interests. The increase in capital expenditures was also attributable to additional expenditures related to the upgrade of the Company's management information system, the purchase of additional credit card terminal and peripheral equipment for lease to merchants. In fiscal 1996, a portion of the net proceeds of the October 1995 offering was invested in a short-term certificate of deposit.

Financing Activities

          The significant decrease in cash from financing activities for fiscal year 1997 resulted primarily from the consummation of the Company's public offering in October 1995. Net cash provided by financing activities for the first quarter of fiscal year 1996 was $25.6 million, which reflects the net proceeds of the public offering after retirement of the Company's outstanding indebtedness to First Union National Bank of Tennessee. Cash provided by financing activities for the first quarter of fiscal year 1997 was $605,000.

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

          In October 1995, the Company repaid all indebtedness on its revolving credit facility to First Union National Bank of Tennessee from the proceeds of its second public offering. The revolving credit facility was amended and restated during fiscal year 1995 to increase the line of credit to $17,500,000. The amended agreement expired November 1, 1996. The Company plans to extend the current facility or negotiate a new facility. There can be no assurance that such extension or new facility will be obtained on terms acceptable to the Company. Borrowings under a new credit facility will be used to finance future purchases of merchant portfolios and equipment and for general corporate purposes.

          This report contains certain forward-looking statements. Specifically, the forward-looking statements relate to future growth through portfolio acquisitions and the availability of capital to support such acquisitions. The ability of the Company to achieve the expectations expressed in these forward-looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward-looking statements, such as merchant attrition, difficulties in integrating newly acquired businesses and portfolios, the availability of capital, the cost of acquired businesses and portfolios, the Company's continued ability to account for acquisitions as poolings of interests, industry price increases and the ability of the Company's processing banks to process merchant transactions effectively. Results actually achieved thus may differ materially from the expectations expressed in such statements.

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


Date: December 13, 1996