Form 10-Q
period 1997-01-31
PMT SERVICES INC /TN/
filed 1997-03-17
CIK 923410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended January 31, 1997

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

                                 (615) 254-1539
              (Registrant's telephone number, including zip code)


                                 NOT APPLICABLE


             (Former name, former address and former fiscal year,
                        if changed since last report.)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of March 17, 1997, 37,279,003 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PMT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET

                                                               JANUARY 31,       JULY 31,
                                                                   1997            1996
                                                               -----------       --------
     ASSETS
     Current assets:
        Cash and  cash equivalents.........................   $ 22,301,220    $106,329,848
        Investments........................................     72,393,934              --
        Accounts receivable................................     11,770,330       8,403,918
        Inventory..........................................        969,118         760,620
        Deferred income taxes..............................        214,165         265,661
        Other current assets...............................      2,911,906         798,266
                                                              ------------    ------------
           Total current assets............................    110,560,673     116,558,313
        Purchased merchant portfolios, net of accumulated
           amortization of $13,836,009 and $9,668,705......     70,683,405      62,075,590
        Property and equipment, net........................      6,979,531       4,751,080
        Deferred income taxes..............................      1,695,832       1,343,867
        Intangible and other assets........................      8,065,080       6,219,235
                                                              ------------    ------------
           Total assets....................................   $197,984,521    $190,948,085
                                                              ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current portion of long-term debt..................   $    200,000    $     40,000
        Accounts payable...................................      4,592,662       4,736,939
        Accrued liabilities................................      3,134,925       4,937,445
        Deferred revenues..................................        247,858         230,496
                                                              ------------    ------------
           Total current liabilities.......................      8,175,445       9,944,880
        Long-term debt.....................................      1,288,894       1,014,991
                                                              ------------    ------------
            Total liabilities..............................      9,464,339      10,959,871
                                                              ------------    ------------

     Shareholders' equity:
     Preferred stock, $0.01 par value, authorized:
        10,000,000 shares; no shares outstanding
     Common stock, $0.01 par value, authorized:
         100,000,000 shares; issued and outstanding:
         37,279,003 and 36,435,860 shares..................        372,790         364,359
      Additional paid-in capital...........................    169,142,477     166,637,622
      Treasury stock.......................................        (12,000)        (12,000)
      Accumulated earnings.................................     19,016,915      12,998,233
                                                              ------------    ------------
                                                               188,520,182     179,988,214
                                                              ------------    ------------

     Commitments and contingent liabilities (Note 4)
      Total liabilities and shareholders' equity...........   $197,984,521    $190,948,085
                                                              ============    ============

    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                     THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                                             JANUARY 31,                     JANUARY 31,
                                                 ---------------------------------  -----------------------------
                                                     1997              1996             1997             1996
                                                 -----------       -----------      ------------      -----------
Revenues......................................   $61,312,821       $44,041,888      $125,685,455      $86,249,587
Cost of revenues..............................    45,250,159        33,090,719        94,319,755       65,192,709
                                                 -----------       -----------      ------------      -----------
  Gross margin................................    16,062,662        10,951,169        31,365,700       21,056,878
                                                 -----------       -----------      ------------      -----------

Selling, general and administrative expenses..     8,308,951         6,251,673        15,638,117       11,971,577
Depreciation and amortization expense.........     2,954,214         1,724,331         5,771,843        3,215,165
Nonrecurring operating expense, net...........       118,616                --           584,753               --
Provision for merchant losses.................       291,448           354,871           584,837          743,254
                                                 -----------       -----------      ------------      -----------
                                                  11,673,229         8,330,875        22,579,550       15,929,996
                                                 -----------       -----------      ------------      -----------
  Income from operations......................     4,389,433         2,620,294         8,786,150        5,126,882
Interest income...............................     1,267,195           296,390         2,559,417          429,626
Interest expense..............................       (19,517)          (53,814)          (30,074)        (305,281)
Other expense, net............................      (412,792)               --          (533,710)              --
                                                 -----------       -----------      ------------      -----------
  Income before provision for income taxes....     5,224,319         2,862,870        10,781,783        5,251,227
Provision for income taxes....................     1,950,763         1,149,561         4,025,918        2,136,016
                                                 -----------       -----------      ------------      -----------
  Net income..................................   $ 3,273,556       $ 1,713,309      $  6,755,865      $ 3,115,211
                                                 ===========       ===========      ============      ===========

Net income per share..........................   $      0.09       $      0.05      $       0.18      $      0.10
                                                 ===========       ===========      ============      ===========



    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                               ADDITIONAL                                    TOTAL
                                    COMMON       PAID-IN      ACCUMULATED    TREASURY    SHAREHOLDERS'
                                     STOCK       CAPITAL       EARNINGS        STOCK         EQUITY
                                   ---------  -------------  -------------  -----------  --------------
Balance at July 31, 1996.........   $364,359  $166,637,622    $12,998,233   $  (12,000)   $179,988,214
  Stock Options exercised........      3,431     2,508,855                                   2,512,286
  Data Transfer Associates
   Pooling.......................      5,000        (4,000)      (115,762)                    (114,762)
  Distributions to Subchapter S
    Corporations, prior
    to merger....................                                (621,421)                    (621,421)
  Net income for the period......                               6,755,865                    6,755,865
                                    --------  ------------    -----------   ----------    ------------
Balance at January 31, 1997......   $372,790  $169,142,477    $19,016,915   $  (12,000)   $188,520,182
                                    ========  ============    ===========   ==========    ============

    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          SIX MONTH PERIOD ENDED
                                                                                JANUARY 31,
                                                                       ---------------------------
                                                                           1997           1996
                                                                       ------------   ------------
     Cash flows from operating activities:
      Net income...........................................            $  6,755,865   $  3,115,211
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization expense................               5,771,843      3,215,165
      Gain on sale of property and equipment...............                 (47,875)            --
      Provision for merchant losses........................                 584,837        743,254
      Deferred income taxes................................                (300,469)      (420,559)
      Changes in assets and liabilities:
       Accounts receivable.................................              (3,302,938)        (4,516)
       Inventory...........................................                (103,229)         3,445
       Other assets........................................              (1,635,933)        81,714
       Accounts payable....................................                (350,372)       (81,689)
       Accrued liabilities.................................                (625,388)      (153,859)
       Deferred revenues...................................                 (90,622)        (6,645)
                                                                       ------------   ------------
       Net cash provided by operating activities...........              (6,655,719)     6,491,521
                                                                       ------------   ------------
     Cash flows from investing activities:
      Purchase of merchant portfolios......................             (15,358,039)    (9,217,082)
      Purchase of Investments..............................             (72,393,934)            --
      Purchase of property and equipment...................              (3,214,741)    (1,554,100)
      Proceeds from sale of equipment......................                 293,000             --
                                                                       ------------   ------------
       Net cash used in investing activities...............             (90,673,714)   (10,771,182)
                                                                       ------------   ------------
     Cash flows from financing activities:
      Payments on long-term debt...........................                      --    (15,072,306)
      Proceeds from issuance of common stock...............                 610,788     41,294,266
      Distributions to Subchapter S Corporations...........                (621,421)      (202,946)
                                                                       ------------   ------------
       Net cash (used) provided by financing activities....                 (10,633)    26,019,014
                                                                       ------------   ------------

     Net increase (decrease) in cash and cash equivalents..             (84,028,628)    21,739,353
     Cash and cash equivalents at beginning of the period..             106,329,848      1,351,311
                                                                       ------------   ------------
     Cash and cash equivalents at end of the period........            $ 22,301,220   $ 23,090,664
                                                                       ============   ============
     Cash paid during the period for:
       Interest............................................            $     29,336   $    229,681
       Income taxes........................................               2,588,588      2,769,657


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

     In connection with the purchase of a merchant portfolio in August 1996, the Company issued 500,000 shares of common stock. The acquisition was accounted for as a pooling of interests which did not require retroactive restatement.

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

          The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 1997 and the results of its operations and its cash flows for the fiscal six month periods ended January 31, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal year 1996 has resulted largely from the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios.

          The consolidated financial statements give retroactive effect to certain acquisitions consummated in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997 which were accounted for as poolings of interests (Note 3).

          The Company presents its consolidated statement of cash flows on the indirect method as allowed by FAS 95. Certain amounts in the prior periods presented have been reclassified to conform with this presentation.

          Net income per share for the three month periods ended January 31, 1997 and 1996 is calculated based on the weighted average number of shares of common stock outstanding of 38,483,877 and 31,929,999, respectively. Net income per share for the fiscal six month periods ended January 31, 1997 and 1996 is calculated based on the weighted average number of shares of common stock outstanding of 38,479,344 and 30,014,862, respectively.

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

NOTE 3 - MERGERS AND ACQUISITIONS:

          The Company purchased certain merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. In fiscal 1996, the Company consummated five acquisitions and in the six months ended January 31, 1997, the Company consummated eight acquisitions. In conjunction with the purchase of most of the merchant portfolios, the Company enters into noncompetition agreements with the sellers of the portfolios. A portion of the purchase price for each of these merchant portfolios is allocated to the related noncompetition agreement.

          The Company consummated one of the acquisitions in fiscal 1996 and four of the acquisitions in the six months ended January 31, 1997 by issuing common stock in exchange for all the outstanding common stock of the companies acquired. These transactions were accounted for as poolings of interests and are summarized below.

     COMPANY ACQUIRED                         DATE               SHARES ISSUED

     Martin-Howe Associates ("MHA")           July 1, 1996             594,011
     Fairway Marketing Group ("Fairway")      December 23, 1996        424,999
     Bancard Systems, Inc. ("BSI")            January 27, 1997       3,131,250
     Retail Payment Services, Inc. ("RPS")    January 30, 1997         567,519

     PMT's consolidated financial statements have been restated to include the accounts of MHA, Fairway, BSI and RPS for all periods prior to the mergers. In addition to these transactions, the company completed a merger during the first quarter of 1997 which was not considered material for retroactive restatement.

     Fairway and RPS were Subchapter S Corporations for income tax purposes; therefore, these entities did not pay U.S. federal income taxes. Fairway and RPS will be included in the Company's U.S. federal income tax return effective December 23, 1996 and January 30, 1997, respectively.

                              PMT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Separate revenues, net income and related per share amounts of the merged entities for the periods prior to the mergers are presented in the following table. In addition, the table includes unaudited pro forma net income per share amounts which reflect the elimination of the norecurring merger costs and expenses in 1997 and pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.


                                Three month period ended        Six month period ended
                                       January 31,                   January 31,
                             ----------------------------  --------------  -------------
                                 1997           1996            1997           1996
                             -------------  -------------  --------------  -------------
Revenues
  PMT                         $49,306,971    $27,697,712    $101,122,607    $54,400,032
  BSI                           6,195,404      5,233,569      12,218,404     10,431,987
  Other                         5,810,446     11,110,607      12,344,444     21,417,568
                              -----------    -----------    ------------    -----------
Revenues, as reported          $61,312,821    $44,041,888    $125,685,455    $86,249,587
                              ===========    ===========    ============    ===========
Net income (loss)
  PMT                         $ 2,413,395    $ 1,908,961    $  5,273,711    $ 3,431,742
  BSI                             480,531        (88,244)        745,665        (29,541)
  Other                           379,630       (107,408)        736,489       (286,990)
                              -----------    -----------    ------------    -----------
Net income, as reported       $ 3,273,556    $ 1,713,309    $  6,755,865    $ 3,115,211
Merger costs and expenses         412,792                        533,710
Tax effect of Subchapter S
   Corporations                  (147,609)        14,045        (285,903)        15,892
                              -----------    -----------    ------------    -----------
Pro forma net income          $ 3,538,739    $ 1,727,354    $  7,003,672    $ 3,131,103
                              ===========    ===========    ============    ===========
Net income per share
  As reported                 $      0.09    $      0.05    $       0.18    $      0.10
  Pro forma                   $      0.09    $      0.05    $       0.18    $      0.10
                              ===========    ===========    ============    ===========

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

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          The Company purchased a merchant portfolio from Imperial Bank consisting of approximately 5,000 merchant accounts effective October 1, 1995. The Company paid $8,650,000 for the portfolio from proceeds of the Company's second public offering. In the third quarter of fiscal year 1996 the Company purchased two merchant portfolios. The Company purchased approximately 15,000 merchant accounts from UMB Bank, N.A. ("UMB") for a purchase price of $13,500,000 effective March 1, 1996. Effective April 1, 1996 the Company purchased approximately 7,000 merchant accounts from Bankcard America, Inc. ("ABC") for a purchase price of $6,300,000.

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

          In addition to these acquisitions, on September 16, 1996, the Company paid cash and issued warrants to purchase 10,000 shares of the Company's common stock as consideration in a transaction related to the purchase of certain rights and obligations with respect to the solicitation and maintenance of a merchant portfolio. The warrants were issued to the two individual sellers in reliance upon the exemption provided by Section 4(2) of the Act. The warrants are currently fully exercisable, at an exercise price of $17.00 per share, and expire September 16, 2006.

          In the second quarter of fiscal 1997, the Company consummated five acquisitions representing approximately 19,000 merchant accounts. Three of the acquisitions in fiscal 1997 were accounted for as poolings of interests. On December 23, 1996 the Company issued 424,999 shares of its common stock in exchange for all the outstanding common stock of Fairway. On January 27, 1997, 3,131,250 shares of the Company's common stock were issued in exchange for all the outstanding common stock of BSI. On January 30, 1997 the Company issued 567,519 shares of its common stock in exchange for all the outstanding common stock of RPS. The other two acquisitions' operating results have been included in the Company's financial statements beginning November 1, 1996 and December 1, 1996, the effective dates of the transactions.

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

Results of Operations

          The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:

                                  Three Month Period   Percentage/Increase   Six Month Period       Percentage/Increase
                                   Ended January 31,       (Decrease)        Ended January 31,          (Decrease)
                                  --------------------  --------------  --------------------------  --------------------
                                     1997       1996                        1997          1996
                                  ----------  --------                    -------       --------
Revenues                              100.0%    100.0%         39.2%      100.0%         100.0%            45.7%
Cost of  revenues                      73.8      75.1          36.7        75.0           75.6             44.7
                                     ------     -----                     -----          -----
Gross margin                           26.2      24.9          46.7        25.0           24.4             49.0
Selling, general and
   administrative expenses             13.5      14.3          32.9        12.4           13.9             30.6
Deprec. and amortization                4.8       3.9          71.3         4.6            3.7             79.5
Non-recurring expense                   0.2        --            --         0.5             --               --
Provision for merchant losses           0.5       0.8         (17.9)        0.5            0.8            (21.3)
                                     ------     -----                     -----          -----
Income from operations                  7.2       5.9          67.5         7.0            6.0             71.4
Interest (income) expense, net         (2.0)     (0.6)        414.3        (2.0)          (0.1)              --
Other expense, net                      0.7        --            --         0.4             --               --
                                     ------     -----                     -----          -----
Income before provision for
   taxes                                8.5       6.5          82.5         8.6            6.1            105.3
Provision for income taxes              3.2       2.6          69.7         3.2            2.5             88.5
                                     ------     -----                     -----          -----
Net Income                              5.3%      3.9%         91.1%        5.4%           3.6%           116.9%
                                     ======     =====                     =====          =====

-- = Not meaningful

Revenues

          Revenues for the second quarter of fiscal year 1997 increased to $61.3 million, an increase of 39.2% over the same period last year. For the first six months of fiscal year 1997, the Company reported revenues of $125.7 million, 45.7% higher than revenues of $86.2 million for the same period in the last fiscal year. The growth in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from the purchase of merchant portfolios, revenue enhancement programs, growth from a Visa and MasterCard sales solicitation program launched in fiscal year 1995 with one of the Company's major association relationships and growth generated from new merchants added through internal sales. The fiscal year 1996 and 1997 merchant portfolio purchases accounted for 75.5% of the increase in revenues in the second quarter of fiscal year 1997 and 70.5% of the increase in the first six months of fiscal year 1997.

Cost of Revenues

       Cost of revenues increased from $33.1 million in the second quarter of fiscal year 1996 to $45.3 million in the second quarter of fiscal year 1997. Additionally, for the six month period ended January 31, 1997, cost of revenues increased to $94.3 million or 44.7% from $65.2 million for the same period in fiscal year 1996. Cost decreased as a percentage of revenues in both periods principally as a result of revenue enhancement programs including approximately $1.1 million in annual fees charged to merchants and earned in December, 1996. In December 1995, the Company charged to and earned from to merchants approximately $382,000 in annual fees.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses were $8.3 million in the second quarter of fiscal year 1997 and $6.3 million for the second quarter of fiscal year 1996. This reflects a 32.9% increase over the same period in fiscal year 1996. For the first six months of fiscal year 1997, selling, general and administrative expenses were $15.6 million or 30.6% higher than the same period in fiscal year 1996. As a percentage of revenues, selling, general and administrative expenses have decreased for the second quarter of fiscal year 1997 and for the six month period ended January 31, 1997 when compared to the same periods in fiscal year 1996. The decrease in selling, general and administrative expenses as a percentage of revenues continues to reflect the Company's overall improvement in utilization of personnel. The addition of revenues from purchased merchant portfolios have not caused a proportionate increase in selling, general and administrative expenses. Additionally, the Company's selling expenses decreased as a result of the Company's purchase of agent residual rights thereby lowering referral compensation.

Depreciation and Amortization

          Depreciation and amortization expense increased from $1.7 million for the quarter ended January 31, 1996 to $3.0 million for the quarter ended January 31, 1997 which represents a 71.3% increase. For the first six months of fiscal 1997, depreciation and amortization increased 79.5% to $5.8 million from $3.2 million for the same period in fiscal year 1996. The increase in depreciation and amortization was primarily the result of additional expenditures related to the Company's management information systems and amortization of purchased merchant portfolios.

Nonrecurring Operating Expense

          In the second quarter of fiscal 1997, and the six months year to date, the Company incurred nonrecurring duplicative net costs of approximately $119,000 and $585,000, respectively. These net costs relate to a sales force included in a merchant portfolio acquisition.

Interest Expense

          For the second quarter of fiscal year 1997, the Company recognized $1.2 million net interest income. For the same quarter in fiscal year 1996, the Company recognized approximately $243,000 net interest income. For the six month period ended January 31, 1997 and 1996, the Company recognized $2.5 million and approximately $124,000 net interest income, respectively. The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. The Company received interest income from the investment of the remaining net proceeds from the initial and second offerings and on the total net proceeds from the April 1996 offering.

Income Tax

          Income tax expense increased in the second quarter and year-to-date periods of fiscal 1997 in relation to the comparable periods in the prior fiscal year, principally as a result of the Company's increased profitability in fiscal 1997. For the six months ended January 31, 1997, the income tax expense of $4.0 million represented an effective income tax rate of 37.3% as compared to the income tax expense of $2.1 million (40.7% effective income tax rate) in the first six months of fiscal 1996. The principal reasons for the decrease in effective rate were losses without a corresponding income tax benefit incurred by a subsidiary of MHA prior to its combination with PMT, partially offset by income generated in the restated prior year by Subchapter S corporations which were not taxed at the corporate level.

Liquidity and Capital Resources

          The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. The Company's management invests excess cash in overnight investments and U.S. Government Treasury notes and bills.

          The Company's cash flow is generated by collecting monthly revenues from the merchants. Payments to suppliers and vendors are typically paid within 30 days, except for interchange which is paid daily to the card-issuing banks. Historically the Company's primary uses of its capital resources include debt service, acquisitions of merchant portfolios, capital expenditures and working capital.

          The Company expects that cash generated from operations and the excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997 the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide a $20.0 million revolving credit .

Working Capital

          Net cash flow provided by operating activities was $6.7 million for the first half of fiscal year 1997 as compared to net cash flow provided by operating activities of $6.5 million for the first half of fiscal year 1996. Merchant portfolio purchases and increased interest income as a result of the Company's public offerings accounted for most of the increase in cash provided by operating activities. However, this increase was partially offset by increased income tax payments in fiscal year 1997.

Capital Expenditures and Investing Activities

          Cash used in investing activities was approximately $90.7 million for the six month period ended January 31, 1997 as compared to $10.8 million for the same period in fiscal year 1996. During fiscal 1997 approximately $72.4 million of the net proceeds received in the third public offering in April 1996 have been reinvested in U.S. Treasury securities. Following the consummation of the second public offering in October 1995, the Company purchased a merchant portfolio from Imperial Bank. In the first six months of fiscal 1997, the Company purchased three merchant portfolios. The increase in capital expenditures was also attributable to additional expenditures related to the upgrade of the Company's management information systems and the purchase of additional credit card terminal and peripheral equipment for lease to merchants.

Financing Activities

          Net cash provided by financing activities for the first six months of fiscal 1996 was $26.0 million, which reflects the net proceeds of the public offering after retirement of the Company's outstanding indebtedness to First Union National Bank of Tennessee. For the first six months of fiscal 1997 the Company did not complete an equity offering.

Future Capital Needs

          Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future.

          Management expects to fund such purchases through cash on hand, cash generated from operations and bank borrowings. The Company believes that the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal year 1997. The Company, however, may pursue additional expansion opportunities, including merger agreements accounted for as poolings requiring the issuance of additional shares of stock. Additionally, the Company may make purchases of additional merchant portfolios, which may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend upon then prevailing market and other conditions. There can be no assurance that any such financing will be obtained on terms acceptable to the Company.

          In October 1995, the Company repaid all indebtedness on its revolving credit facility to First Union National Bank of Tennessee from the proceeds of its second public offering. The revolving credit facility was amended and restated during fiscal year 1997 to increase the facility to $20.0 million. The current amendment expires January 31, 1998. Borrowings under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for general corporate purposes.

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

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of the Company held on December 16, 1996, the following proposals were adopted by the vote specified:

        1. Richardson M. Roberts and Leslie D. Coble were elected to serve on the Board of Directors of the Company for a term of three years.

                                                      Withhold
                                         For          Authority
                                        -----        -----------
        Richardson M. Roberts         29,695,572       220,282
        Leslie D. Coble               29,379,962       535,892

        2. The Shareholders voted to amend the Company's 1994 Incentive Stock Plan by increasing the number of shares that may be issued thereunder from 2,295,000 to 3,795,000 by a vote of 28,528,977 for, 1,353,560 against and 33,317 abstentions.

        3. The Shareholders voted to amend the Company's Amended and Restated Charter increasing the amount of authorized shares of Common Stock of the Company from 40,000,000 shares to 100,000,000 shares by a vote of 23,832,501 for, 5,977,594 against and 25,235 abstentions.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        4 Second Amendment to the Amended and Restated Loan Agreement dated as of January 31, 1997, between the Company and First Union National Bank of Tennessee.

       27   Financial Data Schedule

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PMT SERVICES, INC.



                                                  By:/s/Clay M. Whitson
                                                     --------------------
                                                  Clay M. Whitson
                                                  Chief Financial Officer


Date: March 17, 1997