Form 10-Q
period 1997-04-30
PMT SERVICES INC /TN/
filed 1997-06-16
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 30, 1997

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES    X     NO
                                                    ---         ---

  As of June 13, 1997, 38,085,795 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                               PMT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                APRIL 30,        JULY 31,
                                                                  1997            1996
                                                              -------------   -------------
     ASSETS
     Current assets:
        Cash and cash equivalents..........................   $  4,867,807    $106,329,848
        Investments........................................     68,040,264              --
        Accounts receivable................................     13,589,579       8,403,918
        Inventory..........................................      1,283,668         760,620
        Deferred income taxes..............................        214,165         265,661
        Other current assets...............................      3,248,837         798,266
                                                              ------------    ------------
           Total current assets............................     91,244,320     116,558,313
        Purchased merchant portfolios, net of accumulated
           amortization of $16,082,794 and $9,668,705......     81,942,663      62,075,590
        Property and equipment, net........................      8,055,805       4,751,080
        Deferred income taxes..............................      1,695,832       1,343,867
        Note receivable (Note 4)...........................      8,025,000              --
        Intangible and other assets........................      8,600,411       6,219,235
                                                              ------------    ------------
           Total assets....................................   $199,564,031    $190,948,085
                                                              ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Current portion of long-term debt....................   $    119,837    $     40,000
      Accounts payable.....................................      4,018,085       4,736,939
      Accrued liabilities..................................      2,397,772       4,937,445
      Deferred revenues....................................        245,803         230,496
                                                              ------------    ------------
           Total current liabilities.......................      6,781,497       9,944,880
      Long-term debt.......................................        570,000       1,014,991
                                                              ------------    ------------
           Total liabilities...............................      7,351,497      10,959,871
                                                              ------------    ------------

     Shareholders' equity:
      Preferred stock, $0.01 par value, authorized:
           10,000,000 shares; no shares outstanding
      Common stock, $0.01 par value, authorized:
           100,000,000 shares; outstanding:
           38,081,695 and 36,435,860 shares................        380,817         364,359
      Additional paid-in capital...........................    169,154,942     166,637,622
      Treasury stock, at cost:  1,188 shares...............        (12,000)        (12,000)
      Accumulated earnings.................................     22,688,775      12,998,233
                                                              ------------    ------------
                                                               192,212,534     179,988,214
                                                              ------------    ------------

     Commitments and contingent liabilities (Notes 4 & 5)
      Total liabilities and shareholders' equity...........   $199,564,031    $190,948,085
                                                              ============    ============

    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                 THREE MONTH PERIOD ENDED       NINE MONTH PERIOD ENDED
                                                         APRIL 30,                     APRIL 30,
                                                ---------------------------  -----------------------------
                                                    1997           1996           1997           1996
                                                ------------   ------------  -------------   -------------

Revenues......................................   $60,446,768    $49,535,436   $186,132,223    $135,785,023
Cost of revenues..............................    44,813,510     37,459,139    139,133,265     102,651,848
                                                 -----------    -----------   ------------    ------------
  Gross margin................................    15,633,258     12,076,297     46,998,958      33,133,175
                                                 -----------    -----------   ------------    ------------

Selling, general and administrative expenses..     7,483,426      6,569,504     23,121,543      18,541,081
Depreciation and amortization expense.........     3,158,777      2,068,400      8,930,620       5,283,565
Provision for merchant losses.................       379,977        407,889        964,814       1,151,143
Nonrecurring operating expense, net...........         8,873             --        593,626              --
                                                 -----------    -----------   ------------    ------------
                                                  11,031,053      9,045,793     33,610,603      24,975,789
                                                 -----------    -----------   ------------    ------------
  Income from operations......................     4,602,205      3,030,504     13,388,355       8,157,386

Interest income, net..........................     1,233,521        261,528      3,762,864         385,873
Other expense, net............................      (185,716)            --       (719,426)             --
                                                 -----------    -----------   ------------    ------------
  Income before provision for income taxes....     5,650,010      3,292,032     16,431,793       8,543,259

Provision for income taxes....................     2,119,012      1,361,753      6,144,930       3,497,769
                                                 -----------    -----------   ------------    ------------
  Net income..................................   $ 3,530,998    $ 1,930,279   $ 10,286,863    $  5,045,490
                                                 ===========    ===========   ============    ============

Net income per share..........................         $0.09          $0.06          $0.27           $0.16
                                                 ===========    ===========   ============    ============




    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                  ADDITIONAL                                   TOTAL
                                      COMMON       PAID-IN      TREASURY     ACCUMULATED   SHAREHOLDERS'
                                       STOCK       CAPITAL        STOCK       EARNINGS         EQUITY
                                     ---------  -------------  -----------  -------------  -------------
Balance at July 31, 1996...........   $364,359   $166,637,622  $  (12,000)   $12,998,233    $179,988,214
  Stock options exercised..........      3,458      2,528,320                                  2,531,778
  August 1996 pooling..............      5,000         (4,000)                  (115,762)       (114,762)
  March 1997 pooling...............      8,000         (7,000)                   141,303         142,303
  Distributions to Subchapter S
    Corporations, prior to merger..                                             (621,862)       (621,862)
  Net income for the period........                                           10,286,863      10,286,863
                                      -------    ------------  ----------    -----------   -------------
Balance at April 30, 1997..........   $380,817   $169,154,942  $  (12,000)   $22,688,775    $192,212,534
                                      ========   ============  ==========    ===========   =============





    The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         NINE MONTH PERIOD ENDED
                                                                                APRIL 30,
                                                                       ----------------------------
                                                                             1997          1996
                                                                             ----          ----
     Cash flows from operating activities:
      Net income...........................................            $  10,286,863   $  5,045,490
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization expense................                8,930,620      5,283,565
      Gain on sale of property and equipment...............                  (47,875)            --
      Provision for merchant losses........................                  964,814      1,151,143
      Deferred income taxes................................                 (300,469)      (562,890)
      Changes in assets and liabilities:...................
         Accounts receivable...............................               (5,026,604)    (2,599,395)
         Inventory.........................................                 (468,610)       (61,336)
         Other assets......................................               (2,700,024)      (441,025)
         Accounts payable..................................                 (737,082)       (35,044)
         Accrued liabilities...............................               (1,806,811)    (1,072,126)
         Deferred revenues.................................                   15,307       (119,519)
                                                                       -------------   ------------

         Net cash provided by operating activities.........                9,110,129      6,588,863
                                                                       -------------   ------------
     Cash flows from investing activities:
      Purchase of merchant portfolios......................              (26,385,888)   (28,200,033)
      Purchase of other intangible assets..................               (3,391,148)      (880,000)
      Purchase of investments, net.........................              (68,040,264)            --
      Purchase of property and equipment...................               (4,580,657)    (1,414,280)
      Proceeds from sale of equipment......................                  293,000             --
                                                                       -------------   ------------

         Net cash used in investing activities.............             (102,104,957)   (30,494,313)
                                                                       -------------   ------------
     Cash flows from financing activities:
      Payments on long-term debt...........................                 (444,991)   (14,574,751)
      Issuance of note receivable..........................               (8,025,000)            --
      Proceeds from issuance of common stock...............                  624,640    140,978,197
      Purchase of treasury stock...........................                       --        (12,000)
      Reissuance of treasury stock.........................                       --         68,500
      Distributions of Subchapter S Corporations...........                 (621,862)      (202,946)
                                                                       -------------   ------------

         Net cash (used) provided by financing activities..               (8,467,213)   126,257,000
                                                                       -------------   ------------

     Net increase (decrease) in cash and cash equivalents..             (101,462,041)   102,351,550
     Cash and cash equivalents at beginning of the period..              106,329,848      1,351,311
                                                                       -------------   ------------
     Cash and cash equivalents at end of the period........            $   4,867,807   $103,702,861
                                                                       =============   ============

     Cash paid during the period for:
         Interest                                                      $      34,368   $    241,554
         Income taxes                                                      2,895,171      3,910,276


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

         For the nine months ended April 1997, in connection with separate mergers with two companies in August 1996 and March 1997, the Company issued 1,300,000 shares of common stock. The acquisitions were accounted for as poolings of interests which did not require retroactive restatement, as they had an insignificant impact on the Company.

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

          The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 1997 and the results of its operations and its cash flows for the fiscal nine month periods ended April 30, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal 1996 has resulted largely from mergers and acquisitions, including the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such mergers and acquisitions.

          The consolidated financial statements give retroactive effect to certain acquisitions consummated in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997 which were accounted for as poolings of interests. For the three and nine months ended April 30, 1996, revenues of these pooled entities included in the consolidated results of the Company were $16,635,896 and $48,485,541, respectively. Net losses of the pooled entities for the three and nine months ended April 30, 1996 were $70,913 and $387,444, respectively.

          The Company presents its consolidated statement of cash flows on the indirect method as allowed by FAS 95. Certain amounts in the prior periods presented have been reclassified to conform with this presentation.

          Net income per share for the three month periods ended April 30, 1997 and 1996 is calculated based on the weighted average number of shares of common stock outstanding of 38,578,240 and 33,001,236, respectively. Net income per share for the fiscal nine month periods ended April 30, 1997 and 1996 is calculated based on the weighted average number of shares of common stock outstanding of 38,524,027 and 31,036,326, respectively.

                               PMT SERVICES, INC.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (ABP 15). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim periods and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ended January 31, 1998. Management believes the provisions of this statement will not have a material effect on net income per share.


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


NOTE 3 - MERGERS AND ASSET PURCHASES:

MERGERS

          In the third quarter of fiscal year 1997, the Company consummated a merger by issuing common stock in exchange for all the outstanding common stock of the company acquired. This transaction was accounted for as a pooling of interests which was not considered material for retroactive restatement.

          Subsequent to April 30, 1997, the Company consummated a merger with CVE Corporation, a provider of check verification and credit card processing. The merger will be accounted for as a pooling of interests.

                               PMT SERVICES, INC.

ASSET PURCHASES

     The Company purchases merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. The Company purchased certain assets of three portfolios and purchased residual rights from several agents in the third quarter of fiscal 1997.

     In conjunction with the purchase of merchant portfolios, the Company may enter into a noncompetition agreement with the sellers of the portfolios. In such cases, a portion of the purchase price of each merchant portfolio is allocated to the related noncompetition agreement.


NOTE 4 - NOTE RECEIVABLE:

     The Company entered into a leasing arrangement in March 1997 for a portion of the office space in a building that will serve as the Company's corporate headquarters upon completion of renovations to the building, currently scheduled for September 1997. The Company has advanced funds to an independent, third party who purchased the building and is responsible for its renovation. The loan provided by the Company has a maximum available balance of $13,300,000 which bears interest at 5%, payable monthly in arrears. The loan amount is being advanced in various draws by the building owner based on certain achieved milestones in the renovation. The outstanding principal balance at April 30, 1997 is $8,025,000. The Company's note receivable is secured by a first lien on the property and has a term of ten years. The Company obtained an independent appraisal of the property in determining its fair value for the purpose of classifying the related leasing transaction in accordance with SFAS 13 "Accounting for Leases." The lease has a term of ten years and is classified as an operating lease. The Company's minimum lease commitment related to the property is as follows, subject to completion of the renovation on schedule:

            Fiscal Year Ending July 31
            ---------------------------

                    1997                                 --
                    1998                         $  758,000
                    1999                            940,875
                    2000                            940,875
                    2001                            940,875
                    Thereafter                    4,704,375


                               PMT SERVICES, INC.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

     In connection with the option agreement, the Company has guaranteed the service provider's loan to a third party in the amount of $250,000. The Company has also entered into a service agreement whereby the Company will provide customer service, processing equipment deployment and related services to the service provider's merchant accounts for a monthly fee per merchant.

     VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the VISA or MasterCard associations. The Company is not the principal party to the merchant processing agreements and is therefore dependent upon its contractual arrangements with its processing banks in order to continue to service its merchant portfolio. Generally, the Company has a contractual right to receive revenues derived from the discount rate and fees earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreement with its primary processing bank, the Company is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. This agreement provides mobility for a substantial portion of the Company's merchant base. However, in order to transfer merchant contracts, the Company must pay the processing bank a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

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

Acquisitions and Mergers

        In fiscal 1996, the Company purchased five merchant portfolios consisting of approximately 34,500 merchants. One of these purchases, consisting of approximately 5,000 merchants, was consummated in the first quarter of fiscal 1996. In the third quarter of fiscal 1996 the Company purchased approximately 22,000 merchants through two merchant portfolio acquisitions. Additionally, the Company acquired two merchant portfolios, in the fourth quarter of fiscal 1996, one of which was accounted for as a pooling of interests.

        The Company purchased a merchant portfolio from Imperial Bank consisting of approximately 5,000 merchant accounts effective October 1, 1995. The Company paid $8,650,000 for the portfolio from proceeds of the Company's second public offering. In the third quarter of fiscal 1996 the Company purchased two merchant portfolios. The Company purchased approximately 15,000 merchant accounts from UMB Bank, N.A. ("UMB") for a purchase price of $13,500,000 effective March 1, 1996. Effective April 1, 1996 the Company purchased approximately 7,000 merchant accounts from Bankcard America, Inc. ("ABC") for a purchase price of $6,300,000.

        In the fourth quarter of fiscal 1996, the Company completed two acquisitions consisting of approximately 7,500 merchant accounts. The Company accounted for the larger of these two acquisitions as a pooling of interests. On July 1, 1996 the Company issued 594,011 shares of its common stock in exchange for all the outstanding common stock of Martin Howe Associates ("MHA"). The Company's consolidated financial statements have been restated to include the accounts of MHA for all periods prior to the merger.

        In the first quarter of fiscal 1997, the Company completed three acquisitions consisting of approximately 13,500 merchant accounts. On August 2, 1996, the Company issued shares of its common stock in exchange for all the outstanding stock of Data Transfer Associates, Inc. ("DTA"). The acquisition was accounted for as an immaterial pooling of interests. The shares were issued to the shareholders of DTA in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act").

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

        In the second quarter of fiscal 1997, the Company consummated five acquisitions representing approximately 19,000 merchant accounts. Three of the acquisitions in fiscal 1997 were accounted for as poolings of interests. On December 23, 1996 the Company issued 424,999 shares of its common stock in exchange for all the outstanding common stock of Fairway Marketing Group ("Fairway"). On January 27, 1997, 3,131,250 shares of the Company's common stock were issued in exchange for all the outstanding common stock of Bancard Systems, Inc. ("BSI"). On January 30, 1997 the Company issued 567,519 shares of its common stock in exchange for all the outstanding common stock of Retail Payment Services, Inc. ("RPS"). The above referenced shares were issued to the shareholders of Fairway, BSI and RPS in reliance upon the exemption provided by
Section 4(2) of the Act. The other two acquisitions' operating results have been included in the Company's financial statements beginning November 1, 1996 and December 1, 1996, the effective dates of the transactions.

        In the third quarter of fiscal 1997, the Company consummated four acquisitions representing approximately 7,500 merchant accounts. On March 31, 1997 the Company issued shares of its common stock in exchange for all the outstanding common stock of IMA Bancard, Inc. ("IMA"). The shares were issued to the shareholders of IMA in reliance upon the exemption provided by Section 4
(2) of the Act. The acquisition was accounted for as an immaterial pooling of interests. The other three acquisitions' operating results have been included in the Company's financial statements beginning March 1, 1997 and April 1, 1997, the effective dates of the transactions.

        The growth in the Company's revenues and profitability from fiscal 1996 has resulted largely from the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such purchases of merchant portfolios. There can be no assurance that the Company will be able to make successful portfolio acquisitions or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios.

Results of Operations

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:

                                   Three Month Period  Percentage/Increase   Nine Month Period   Percentage/Increase
                                     Ended April 30,       (Decrease)          Ended April 30,       (Decrease)
                                   ------------------  -------------------   ------------------  --------------------
                                     1997      1996                            1997    1996
                                     ----      ----                            ----    ----
Revenues                            100.0%    100.0%          22.0%           100.0%  100.0%           37.1%
Cost of  revenues                    74.1      75.6           19.6             74.7    75.6            35.5
                                    -----     -----                           -----   -----
Gross margin                         25.9      24.4           29.5             25.3    24.4            41.8
Selling, general and
   administrative expenses           12.4      13.3           13.9             12.5    13.7            24.7
Deprec. and amortization              5.3       4.2           52.7              4.8     3.9            69.0
Provision for merchant losses         0.6       0.8           (6.8)             0.5     0.8           (16.2)
Nonrecurring expense                   --        --             --              0.3      --              --
                                    -----     -----                           -----   -----
Income from operations                7.6       6.1           51.9              7.2     6.0            64.1
Interest (income), net               (2.0)     (0.5)         371.7             (2.0)   (0.3)          875.2
Other expense, net                    0.3        --             --              0.4      --              --
                                    -----     -----                           -----   -----
Income before provision for
   taxes                              9.3       6.6           71.6              8.8     6.3            92.3
Provision for income taxes            3.5       2.7           55.6              3.3     2.6            75.7
                                    -----     -----                           -----   -----
Net Income                            5.8%      3.9%          82.9%             5.5%    3.7%          103.9%
                                    =====     =====                           =====   =====

-- = Not meaningful

Revenues

        Revenues for the third quarter of fiscal 1997 increased to $60.4 million, an increase of 22.0% over the same period last year. For the first nine months of fiscal 1997, the Company reported revenues of $186.1 million, 37.1% higher than revenues of $135.8 million for the same period in fiscal 1996. The growth in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from the purchase of merchant portfolios, revenue enhancement programs, growth from a Visa and MasterCard sales solicitation program launched in fiscal 1995 with one of the Company's major association relationships and growth generated from new merchants added through internal sales. Merchant portfolio purchases accounted for 78.9% of the increase in revenues in the third quarter of fiscal 1997 and 79.8% of the increase in the first nine months of fiscal 1997.

Cost of Revenues

       Cost of revenues increased from $37.5 million in the third quarter of fiscal 1996 to $44.8 million in the third quarter of fiscal 1997. Additionally, for the nine month period ended April 30, 1997, cost of revenues increased to $139.1 million from $102.7 million for the same period in fiscal 1996. Cost decreased as a percentage of revenues for the three month and nine month periods ended April 30, 1997 by 1.5% and 0.9%, respectively. The percentage decreases were principally a result of revenue enhancement programs including approximately $1.5 million in annual fees charged to merchants in the second and third quarters of fiscal 1997 and earned in December 1996 and April 1997. In December 1995, the Company charged to and earned from merchants approximately $382,000 in annual fees. Additionally, cost decreased as a percentage of revenues from negotiated price reductions from major vendors.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $7.5 million in the third quarter of fiscal 1997 and $6.6 million for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, selling, general and administrative expenses increased to $23.1 million from $18.5 million for the same period in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses have decreased for the third quarter of fiscal 1997 and for the nine month period ended April 30, 1997 by 0.9% and 1.2%, respectively, when compared to the same periods in fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of revenues continues to reflect the Company's overall improvement in utilization of personnel. The addition of revenues from purchased merchant portfolios have not caused a proportionate increase in selling, general and administrative expenses. Additionally, the Company's selling expenses decreased as a result of the Company's purchase of agent residual rights thereby lowering referral compensation.

Depreciation and Amortization

        Depreciation and amortization expense increased from $2.1 million for the quarter ended April 30, 1996 to $3.2 million for the quarter ended April 30, 1997 which represents a 52.7% increase. For the first nine months of fiscal 1997, depreciation and amortization increased 69.0% to $8.9 million from $5.3 million for the same period in fiscal 1996. The increase in depreciation and amortization was primarily the result of additional expenditures related to the Company's management information systems and amortization of purchased merchant portfolios.

Nonrecurring Operating Expense

        In the third quarter of fiscal 1997, and the nine months year to date, the Company incurred nonrecurring duplicative net costs of approximately $9,000 and $594,000, respectively. These net costs relate to a sales force included in a merchant portfolio acquisition.

Interest Income

        For the third quarter of fiscal 1997, the Company recognized $1.2 million net interest income. For the same quarter in fiscal 1996, the Company recognized approximately $262,000 net interest income. For the nine month periods ended April 30, 1997 and 1996, the Company recognized $3.8 million and approximately $386,000 net interest income, respectively. The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. The Company received interest income from the investment of the remaining net proceeds from the initial and second offerings and on the total net proceeds from the April 1996 offering.

Other Expense

        In the third quarter of fiscal 1997, and the nine months year to date, the Company incurred other expenses of approximately $186,000 and $719,000, respectively. These transaction costs relate to the acquisitions which were accounted for as pooling of interests.

Income Tax

        Income tax expense increased in the third quarter and year-to-date periods of fiscal 1997 in relation to the comparable periods in fiscal 1996, principally as a result of the Company's increased profitability in fiscal 1997. For the nine months ended April 30, 1997, the income tax expense of $6.1 million represented an effective income tax rate of 37.4% as compared to the income tax expense of $3.5 million (40.9% effective income tax rate) in the first nine months of fiscal 1996. The principal reasons for the decrease in the effective tax rate were losses without a corresponding income tax benefit incurred by a subsidiary of MHA prior to its combination with PMT, partially offset by income generated in the restated prior year by Subchapter S corporations which were not taxed at the corporate level.

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

        The Company's cash flow is generated by collecting monthly revenues from the merchants. Payments to suppliers and vendors are typically paid within 30 days, except for interchange which is paid daily to the card-issuing banks. Historically, the Company's primary uses of its capital resources include debt service, acquisitions of merchant portfolios, capital expenditures and working capital.

        The Company expects that cash generated from operations and the excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997 the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide a $20.0 million revolving credit.

Working Capital

        Net cash flow provided by operating activities was $9.1 million for the first nine months of fiscal 1997 as compared to net cash flow provided by operating activities of $6.6 million for the first nine months of fiscal 1996. Merchant portfolio purchases and increased interest income as a result of the Company's public offerings accounted for most of the increase in cash provided by operating activities. However, this increase was partially offset by increased income tax payments in fiscal 1997.

Capital Expenditures and Investing Activities

        Cash used in investing activities was approximately $102.1 million for the nine month period ended April 30, 1997 as compared to $30.5 million for the same period in fiscal 1996. During fiscal 1997 approximately $68.0 million of the net proceeds received in the third public offering in April 1996 have been reinvested in U.S. Treasury securities. Following the consummation of the second public offering in October 1995, the Company purchased a merchant portfolio from Imperial Bank. In the first nine months of fiscal 1997, the Company purchased six merchant portfolios The increase in capital expenditures was also attributable to additional expenditures related to the upgrade of the Company's management information systems and the purchase of additional credit card terminal and peripheral equipment for lease to merchants.

Financing Activities

        Net cash provided by financing activities for the first nine months of fiscal 1996 was $126.3 million, which reflects the net proceeds of the public offering after retirement of the Company's outstanding indebtedness to First Union National Bank of Tennessee. For the first nine months ended April 30, 1997, the Company did not complete an equity offering.

        Net cash used by financing activities for the first nine months of fiscal 1997 was $8.5 million, which reflects the issuance of a note receivable of $8.0 million. The Company entered into a leasing arrangement in March 1997 for a portion of the office space in a building that will serve as the Company's corporate headquarters upon completion of renovations to the building, currently scheduled for September 1997. The Company has advanced funds to an independent, third party who purchased the building and is responsible for its renovation. The loan provided by the Company has a maximum available balance of $13.3 million which bears interest at 5%, payable monthly in arrears. The loan amount is being advanced in various draws by the building owner based on certain achieved milestones in the renovation. The Company's note receivable is secured by a first lien on the property and has a term of ten years with the payments during the first year restricted to interest only. The Company obtained an independent appraisal of the property in determining its fair value for the purpose of classifying the related transaction as an operating lease.

Future Capital Needs

        Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future.

        Management expects to fund such purchases through cash on hand, cash generated from operations and bank borrowings. The Company believes that the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal 1997. The Company, however, may pursue additional expansion opportunities, including merger agreements accounted for as poolings requiring the issuance of additional shares of stock. Additionally, the Company may make purchases of additional merchant portfolios, which may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend upon then prevailing market and other conditions. There can be no assurance that any such financing will be obtained on terms acceptable to the Company.

        In October 1995, the Company repaid all indebtedness on its revolving credit facility to First Union National Bank of Tennessee from the proceeds of its second public offering. The revolving credit facility was amended and restated during fiscal 1997 to increase the facility to $20.0 million. The current amendment expires January 31, 1998. Borrowings, if any, under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for general corporate purposes.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

10.1(a) Lease Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC.

10.1(b) Purchase Option Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC.

10.2      1997 Nonqualified Stock Option Plan.

10.3(a) Loan Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC.

10.3(b)   Note, dated April 2, 1997, between the Registrant and Battleship, LLC.

10.3(c) Deed of Trust and Security Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC.

27.0      Financial Data Schedule

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated April 8, 1997 discussing the retroactive effect in the consolidated financial statements for mergers accounted for as poolings of interests.

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


Date:  June 16, 1997