Form 10-K
period 1997-07-31
PMT SERVICES INC /TN/
filed 1997-10-29
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

 [x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 (Fee Required) for the fiscal year ended July 31, 1997, or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                         COMMISSION FILE NO.:  0-24420

                              PMT SERVICES, INC.
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                                    62-1215125
     -------------------------------                   ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      3841 GREEN HILLS VILLAGE DRIVE, NASHVILLE, TN           37215
     -------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (615) 254-1539
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
   Title of Each Class                    on Which Registered
       NONE                                      NONE
       ----                                      ----

         Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the shares of Common Stock (based upon the closing price of these shares in the over-the-counter market on October 24,
1997) of the registrant held by nonaffiliates on October 24, 1997 ($17.3125 per share), was $728,906,716.

     As of October 24, 1997, 42,102,915 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:


     Portions of the Registrant's Proxy
     Statement Relating to the Annual
     Meeting of Shareholders to be held
      on December 19, 1997............................... Part III

                                     PART I

Item 1.   BUSINESS

GENERAL

   PMT Services, Inc., conducting business directly and through its operating subsidiaries (collectively, "PMT" or the "Company"), is an independent service organization which markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. The Company's operating and growth strategies focus on expanding the Company's customer base of small merchants through trade and other association affiliations, telemarketing, acquiring subsidiary sales forces, merchant portfolio purchases and the provision of high levels of customer service. PMT has experienced rapid growth in its total merchant portfolio base which has caused significant growth in the Company's revenues and earnings. From July 31, 1989 to July 31, 1997, the Company's revenues increased from $4.3 million to $284.2 million. This increase in revenues resulted primarily from the purchase of merchant portfolios, the acquisition of operating businesses with existing merchant portfolios, new merchant contracts generated through the Company's internal marketing and sales efforts and, to a lesser extent, revenue enhancements with existing merchants.

   PMT's sales force generally targets small merchants for its primary customer base. These merchants typically have a low volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors. Management estimates that there are approximately 3.0 million merchant locations in the United States currently accepting VISA and MasterCard credit cards in the small merchant market segment and approximately 2.2 million of such small merchant locations who have credit card processing equipment utilizing electronic processing for credit card transactions. The balance of these small merchant locations still utilize paper-based authorization and settlement. Management believes that the small merchant market offers the Company significant growth opportunities for (i) installing and servicing credit card authorization and payment systems, (ii) converting small merchants currently accepting credit cards from a paper-based system to an electronic processing system and (iii) migrating from paper and cash to electronic forms of presentment other payment systems such as debit and electronic benefits transfer.

   During fiscal 1997, PMT adopted a strategy to increase its internal sales by completing mergers and acquisitions that complemented PMT's existing telemarketing and field sales efforts. Additionally, the Company embarked upon a strategy to continue to increase its revenues from additional electronic payment products by acquiring a leading check verification company and a debit network. Further complementing this strategy, PMT acquired an in-house leasing company to finance credit card equipment delivered to its merchants. In the future, PMT intends to exploit the synergies available between PMT and its operating subsidiaries, such as migrating services, when appropriate, to a universal source for authorization, supplies, equipment, leasing and back-office functions.

   PMT provides comprehensive customer service and support to merchants requiring consultative problem solving and account management. Management believes providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. Through internally generated merchant accounts, purchases of merchant account portfolios, retention of merchants and the increasing use and acceptance of credit cards, management believes the Company has developed a stable and recurring base of revenues.

INDUSTRY OVERVIEW

   The number of credit cards in use has grown dramatically since their introduction over 40 years ago. According to recent industry statistics, in 1996 there were approximately 523 million "general purpose" credit cards honored by all types of merchants. General-purpose cards were dominated by VISA and MasterCard in 1996. The total number of VISA and MasterCard credit cards in circulation increased by 43.3 million to 445 million in 1996 from 1995. According to the Nilson Report, there are currently over 6,800 financial institutions that issue VISA and MasterCard credit cards in the United States. Approximately $677 billion was charged to VISA and MasterCard credit and debit cards in 1996, as compared with $80 billion in 1983. Despite this rapid growth, credit and debit card transactions represented less than 20% of consumer spending in the United States in 1995 (the majority of the remainder was either cash or check). Today, consumers increasingly expect to be able to use their credit cards in almost all purchase transactions, regardless of merchant location, type or size, as credit card use continues to incrementally displace cash and checks. In addition, VISA and MasterCard have aggressively attempted to increase the number of merchants accepting credit cards as a method of payment. According to industry statistics, in 1996 there were approximately 3.5 million merchant locations that accepted VISA and MasterCard credit cards as a method of payment.

   Electronic credit card transaction processing services encompass a variety of functions including data capture, communication, authorization and settlement.
A typical transaction begins when a customer presents a credit card to a merchant for payment. The card is swiped through an electronic terminal which has been placed with the merchant by a bank or a non-bank service provider, such as PMT. The cardholder's purchase is electronically authorized by the issuing bank. Simultaneously, pertinent data relating to the transaction are recorded electronically by the terminal and transferred to a processing bank where the data is stored for use in settlement and client reporting. Both the authorization and data capture functions of the terminal involve transmissions of data via an electronic network. The processing bank transmits the total merchant charge to the card issuing institution through the VISA and MasterCard credit card associations and arranges for funds to be transferred to the merchant's bank. The merchant's account is credited with the full retail purchase amount, less the discount rate, generally within 24 to 72 hours, and the card issuer then enters the transaction on the cardholder's monthly statement.

   Historically, the larger acquiring banks have marketed credit card processing services within their regional market to their primary banking relationships and regional merchants. Typically, they do not concentrate on small merchants with a low volume of transactions because small merchants are often difficult to identify and expensive to service. This has created an opportunity for non-banks, including independent service organizations such as PMT, to pursue the opportunity of providing electronic processing to these small merchants.

   The transaction processing industry has undergone rapid consolidation over the last several years, particularly in the large merchant segment. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, the upgrades required to accommodate new payment technologies such as debit, electronic benefits transfer, or check, and the significant research and development necessary to meet new demands of VISA and MasterCard for additional customer applications have made it difficult for some community and regional banks and independent service organizations to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these changing requirements and are leaving the transaction processing business or otherwise seeking partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains highly fragmented with respect to the number of entities providing merchant services. Management estimates that in 1996 there were over 200 registered independent service providers marketing and selling transaction processing services to merchants. Many of these service providers are small independent service organizations which PMT pursues for future acquisitions. Management believes these factors will result in continuing industry consolidation over the next several years.


OPERATING AND GROWTH STRATEGY

   Focus on Small Merchants. PMT has focused its marketing and acquisition efforts on small merchants which traditionally have been underserved by processing banks. Management believes it understands the unique characteristics of this market segment and has tailored its marketing and servicing efforts accordingly. The Company is able to provide electronic processing systems at rates that generally are lower than those available from small local processing banks as a result of its significant transaction volume. See "Merchant Services."

   Acquisitions. When PMT consummated its initial public offering in August 1994, it had approximately 37,000 merchant accounts. At that time, various independent service providers controlled portfolios ranging in size from approximately 2,000 to 20,000 merchant accounts each. Many of these providers did not have the scale or access to capital necessary for rapid expansion. Since July 1996, PMT has acquired eleven of these independent service organizations, three of which were acquired subsequent to fiscal 1997. The Company and its operating subsidiaries benefit from the economies of scale achieved through combining operations.

   Bank Alliances. The industry has experienced a series of mergers, joint ventures and alliances, such as VISA and Total System's formation of Vital and the First Data Corporation's alliance program. These mergers, joint ventures and alliances have increased competition in the banking sector, particularly among the smaller service providers. As a non-bank entity, PMT has the opportunity to offer attractive pricing and service to this industry sector without threatening the core business of banks because PMT does not compete with banks for loans and deposits.

   Product Diversification. The Company has adopted a strategy to continue to increase its revenues through offering additional electronic payment products through the acquisition of a leading check verification company and a debit network. Further complementing this strategy, PMT has acquired an in-house leasing company to finance credit card equipment delivered to its merchants.

   Deliver Customer Service Support. The Company recently relocated to an expanded, technologically upgraded facility which will further enhance its customer service. Management believes providing cost-effective, reliable and responsive service is the most effective long-term strategy to retain its merchant base. The size of the Company's merchant base enables it to support a customer service program designed to provide comprehensive consultative problem solving and account management. PMT has continued to upgrade its customer service information systems by installing new hardware and creating proprietary software applications to further enhance the customer service it provides and to accommodate future growth. Additionally, the new facility provides room for expansion for additional customer service personnel and further upgrades of telecommunication systems as such technology develops.

   Increase Operating Efficiencies. Currently, the Company outsources its processing and network services needs to third parties which have excess capacity and the expertise to handle such needs. The Company has experienced lower costs for processing and network services than the overall industry because of the Company's increased economies of scale. Management believes its significant transaction volume enabled it to negotiate competitive pricing from its processing and network providers at prices below what the Company would experience to build and support these systems internally. The Company has achieved significant reductions in certain operating expenses through operational efficiencies, economies of scale and improved labor productivity. The Company intends to outsource processing and network services as long as it is economically more attractive than the development and support of these services within the Company, allowing management to focus on its core business of sales, marketing and customer service.

   Maintain a Stable and Recurring Revenue Base. Through merchant retention and increased credit card use, the Company has developed a stable and recurring base of revenues. In addition to its high customer service level, the Company's endorsements from Associations provide an additional link to its merchants that tends to reduce attrition. Furthermore, management believes that the low transaction volume of its individual merchants makes such merchants less likely to change service providers because of the initial set-up costs associated with a transfer.


MARKETING

   The Company utilizes a multi-faceted marketing approach which includes a nationwide field sales and telemarketing force of approximately 310 people (compared to 109 people at July 31, 1996). The Company also has various relationships with other independent service organizations, independent sales representatives and joint marketing arrangements with banks. During fiscal 1997, the Company pursued acquisitions of operating businesses with significant field sales forces to improve the Company's internal growth capabilities. As a result of these acquisitions, the Company now provides services to many of the nation's key population centers. This field sales force now represents the Company's primary channel for internal merchant account acquisitions.

   While now emphasizing internal growth through its field sales force, the Company continues to telemarket through its Association marketing program initiated in 1988, which now includes 241 Associations and more than one million potential merchant accounts. Under these arrangements, the Company obtains exclusive endorsements from the Associations and receives initial and ongoing marketing assistance from the Associations. Telemarketers contact Association members whose names and telephone numbers are obtained through the Associations. If a merchant expresses interest, the Company performs various credit and underwriting tests which might include a review of reports issued by credit agencies and sight inspections from an outside agency. The Company can ship a terminal overnight and install the necessary software over the telephone. This process represents a very cost effective means of acquiring a new merchant and of cross-selling additional products and services such as check verification and debit processing to existing merchants of the Company. The Company typically pays referral compensation to the Associations in exchange for the continuing endorsement of the Company's services.

   As a non-bank entity, PMT has the opportunity to offer attractive pricing and service to the banking industry through bank alliances, without threatening the core business of the banks because PMT does not compete with banks for loans and deposits. Pursuant to the alliance between the bank and the Company, the bank may offer competitively priced transaction processing services to their bank customers through the Company.

   Because of its significant transaction volume, the Company is able to obtain favorable pricing from third-party service providers. From time to time, the Company has entered into arrangements to allow other independent service organizations to avail themselves of such favorable pricing. In connection with such arrangements, the Company will (i) process the independent service organization's transactions through the Company's servicing arrangements with one of its current third-party providers and (ii) generally obtain the right to purchase all or a portion of the independent service organization's merchants at a specified price.

ACQUISITIONS

   Since fiscal 1991, the Company has completed numerous acquisitions of operating businesses and merchant portfolios involving as few as 500 and as many as 15,000 merchant accounts. During fiscal 1997, the Company completed eight significant transactions involving merchant portfolios generating over $4.5 billion in combined annual charge volume. Management believes that increased competition in the industry and other factors have pressured certain competitors to examine the benefits of alliances, mergers and strategic partnerships or dispose of all or a portion of their merchant portfolios. As a result, management believes many opportunities for industry consolidation exist, both within the banking sector and in the independent service organization market. The Company's experience in acquisitions, coupled with its operating efficiencies and significant cash flows, greatly enhance the Company's ability to successfully integrate merchant portfolios on a cost-effective basis.

   The following table lists certain acquisitions of operating businesses and merchant portfolios that the Company has completed as of October 29, 1997:


          Name                        Type of Acquisition  Date of Acquisition
          ----                        -------------------  -------------------

   United Missouri Bank               Merchant Portfolio   March 1996
   Martin Howe Associates, Inc.       Operating Business   July 1996
   Data Transfer Associates, Inc.     Operating Business   August 1996
   Fairway Marketing Group, Inc.      Operating Business   December 1996
   Bancard Systems, Inc.              Operating Business   January 1997
   Retail Payment Services, Inc.      Operating Business   January 1997
   IMA Payment Systems, Inc.          Operating Business   March 1997
   Zions Bank                         Merchant Portfolio   April 1997
   CVE Corporation                    Operating Business   April 1997
   Erik Krueger, Incorporated         Operating Business   June 1997
   LADCO Financial Group, Inc.        Operating Business   July 1997
   Retail Systems Consulting, Inc.    Operating Business   October 1997
   Bancard, Inc.                      Operating Business   September 1997

   The above mentioned acquisitions generate (on an annualized basis) over $8.0 billion in combined charge volume (excluding LADCO Financial Group, Inc.).


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

   As of July 31, 1997, the Company relied on multiple relationships with various banks to process the credit card transactions of PMT's clients. Generally, the Company's agreements with processing banks contain aspects of both marketing and service. The marketing portions of the agreements permit PMT to originate new merchants which then enter into contractual agreements with the processing banks for processing of credit card transactions. The service portion of the agreements permits PMT to provide appropriate service to the merchants solicited to process on the processing banks' systems. Although the marketing portion of the agreements is limited as to time, the service portion of substantially all of these agreements is not. The marketing aspects expire at various dates unless renewed automatically, if applicable, or extended by the parties. There can be no assurance that PMT's contractual arrangements with its processing banks will be renewed or that PMT will be able to obtain favorable replacement arrangements, whether upon expiration, termination or otherwise.


NETWORK SERVICES

   Networks provide an electronic connection or pathway between the merchant and PMT's processing bank and are paid a fixed amount per transaction. All appropriate parties receive pertinent information from merchants via the networks. PMT's relationships with its processing banks enable it to negotiate directly with network service providers to obtain volume discounts for network services. Historically, the Company's costs for outsourcing network services have decreased as a result of the Company's scale and ability to negotiate favorable volume sensitive contracts.


DISCOUNT RATE AND FEES

   The primary source of revenue for PMT is the discount rate paid by the merchant for each credit card transaction processed for that merchant. In addition to revenues derived from the discount rate, the Company receives periodic fees from most of its merchants for providing various other services. See "Merchant Services." The discount rate and fees are negotiated by the Company, within the terms of the Company's processing agreements, with each of the merchants to which the Company provides services. PMT contracts with third parties to provide a portion of the services to the merchant, including communication networks, transaction processing and monthly preparation of detailed merchant statements. Additionally, PMT complies with the pricing structures established by VISA and MasterCard associations for the interchange fee paid to the retail consumers' card-issuing banks and the associations' fees. The primary costs incurred by PMT in delivering its services to the merchants are: (i) an interchange fee paid to the card-issuing bank which is set by the VISA and MasterCard associations and which is calculated as a percentage of the transaction amount, (ii) a fee calculated as a percentage of the transaction amount that is paid to the VISA or MasterCard association which is established by the member banks of the VISA and MasterCard associations, (iii) a fixed, per-transaction fee paid to the network service provider which is negotiated between PMT and the network service provider and (iv) a fixed, per-transaction fee paid to the processing bank which is negotiated between PMT and the processing bank. The Company recognizes as revenue in its statement of income the full discount rate collected from the merchant and various fees associated with servicing merchant accounts. Also, the various costs incurred by the Company discussed above (e.g., amounts paid to the card-issuing bank and network provider) are reflected as costs of revenues.

   Several factors can alter the profitability to PMT for merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant, resulting in higher interchange fees paid to the card-issuing bank,
(ii) lower than anticipated average dollar sales of credit card transactions which reduce the Company's gross transaction margin because many of the transaction costs are fixed, (iii) losses incurred as a result of customer chargebacks (PMT can be required to absorb the full retail purchase amount),
(iv) the inability to collect the discount rate because of insufficient funds in the merchant's bank account, (v) merchant fraud and (vi) excessive volume of customer return transactions in which the Company incurs all transaction costs except interchange fees.

MERCHANT CLIENTS

   The Company serves a diverse portfolio of small merchant clients, primarily in the automotive after-market, restaurant and general retail industries. This client diversification has contributed to the Company's growth despite the varying economic conditions of the regions in which its merchants are located.

   Merchant attrition is an expected aspect of the credit card processing business. Historically, the Company's attrition has related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors for rates the Company was unwilling to match. Having evaluated a significant number of independent service organizations and bank portfolios through due diligence, management believes its attrition rates compare favorably with its peer group.

   Merchant fraud is another inherent aspect of the credit card processing business. Generally, the Company is responsible for fraudulent credit card transactions of its merchants. Examples of merchant fraud include inputting false sales transactions or false credits. The Company and its processing banks monitor merchant charge volume, average charge and number of transactions, as well as unusual patterns in the charges, returns and chargebacks processed for merchants. As part of its fraud avoidance policies, the Company generally will not process for certain types of businesses which provide future services where incidents of fraud have been common. Management believes that the Company's overall loss experience in relation to its charge volume compares favorably with the Company's peer group. Generally, the Company is not responsible for cardholder fraud. The Company evaluates its risks and estimates the potential loss for chargebacks and merchant fraud based on historical experience. The Company maintains a reserve for such estimated losses in the same period as the related revenue, and subsequent actual fraud losses are charged against the Company's reserve.


MERCHANT SERVICES

   Management believes providing cost-effective, reliable and responsible service is the most effective method of retaining merchant clients. The Company maintains personnel and systems necessary for providing such services directly to merchants and has developed a comprehensive program involving consultative problem solving and account management. The Company maintains a department of customer service personnel available 24-hours a day to respond to inquiries from merchants regarding terminal, communication and training issues. Service personnel provide terminal application consultation by telephone and regularly reprogram terminals via telephone lines to accommodate particular merchant needs regarding program enhancements, terminal malfunctions and VISA and MasterCard regulations. In addition, merchants may obtain direct, personal assistance in reconciling network and communications problems, including problems with network outages and local phone company services. The Company has an ongoing program to further enhance the customer service it provides and to accommodate future growth of the Company's merchant base. In connection with upgrading the Company's customer service information system, the Company will continue to purchase new hardware and software. In addition, the Company's commitment to providing comprehensive services includes the expansion of check guarantee and debit services to merchants as such technology develops.

   The Company may sell or finance through its in-house leasing company, a credit card terminal to its merchant customers. The Company's terminals are "down-loadable," meaning additional services, such as authorization or payment services for additional credit cards, can be installed in the terminal electronically from the Company's offices without the necessity of replacement equipment or an on-site installation visit. Additionally, peripheral equipment such as pin pads and printers can be easily forwarded to the merchants upon request. The Company also loans, tests and ships point-of-sale terminals directly to merchant locations, and provides complete repair-or-replacement services for malfunctioning terminals. Generally, the Company can arrange for delivery of replacement terminals by overnight courier.


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

   Many industry participants have elected to sell, merge or form strategic alliances in recent years which has prompted many small independent service organizations and other providers to examine the viability of continuing to operate independently.

   The Company's principal competitors are local banks. The Company also competes with larger, vertically-integrated transaction processors as well as numerous competitors that provide certain merchant services while using third parties for network and other services. In addition, the Company competes with large regional and national banks that have not entered into a marketing relationship with the Company. As a non-bank entity, PMT has the opportunity to offer attractive pricing and services to this industry sector without threatening the core business of banks because PMT does not compete with banks for loans and deposits.

   Larger, more fully integrated companies may penetrate PMT's segment of the market. Moreover, many of the Company's competitors have access to significant capital, management, marketing and technological resources greater than those of the Company, and there can be no assurance the Company will continue to be able to compete successfully with banks, other transaction processors and merchant service providers.


EMPLOYEES

   As of July 31, 1997, the Company had approximately 900 full-time employees, consisting of 230 customer service personnel, 360 management and administrative personnel, and 310 field sales representatives and telemarketers. The internal growth of the Company's business will depend upon its ability to attract and retain productive sales and other personnel.

ITEM 2.  PROPERTIES

   In September 1997, the Company moved into its new corporate office facility of which the Company leases approximately 100,000 square feet of the total 150,000 square feet in the Green Hills area of Nashville, Tennessee. In connection with this move, the Company entered into a lease relating to such space with Battleship, LLC. The term of the lease is ten years, with a five-year renewal option. Base monthly rent for the office space will be $60,417 for the first year and $75,656 per month for years two through ten.

   On April 23, 1997, the Company subleased to Columbia/HCA Healthcare Corporation ("Columbia") 29,273 square feet of its existing space leased from Highwoods/Forsyth Limited Partnership. The Sublease is for a term commencing in September, 1997 and ending December 31, 2000, the expiration date of the Company's existing lease. Columbia will make monthly rental payments to the Company in the amount of $34,152.

   Below is a list of the Company's significant properties including the approximate square footage and if the properties are leased or owned:

        Properties
        --------------
                                   Approximate
                                  Square footage  Lease/Own
                                  --------------  ---------

PMT - Corporate headquarters
Nashville, Tennessee                     100,000  lease

Martin Howe Associates, Inc.
Dallas, Texas                              7,803  lease

Data Transfer Associates, Inc.
Des Plaines, Illinois                      8,732  lease

Bancard Systems, Inc.
Irvine, California                         9,082  lease

Fairway Marketing Group, Inc.
Tampa, Florida                             7,400  lease

IMA Payment Systems, Inc.
Nashville, Tennessee                       2,450  lease

CVE Corporation
Omaha, Nebraska                           10,000  lease

Ladco Financial Group
Thousand Oaks, California                  8,441  lease

   Management believes these arrangements and other available space are adequate for the Company's current uses and anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is subject to legal proceedings and other claims arising in the ordinary course of business.

   In addition, the Company is a defendant in a lawsuit styled Glenn Francis, et al. v. BankCard America, Inc., PMT Services, Inc., d/b/ U.S. BankCard, et al., Docket No. 93-C5510, which is pending in the U.S. District Court for the Northern District of Illinois.

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

   The motion referred to in our previous audit response letters wherein the plaintiff sought permission to allege various violations of RICO has now been denied. The original motion to dismiss the underlying action filed in August 1995 remains under advisement with the court.

   Management believes that the Company has valid defenses and intends to vigorously defend all claims made against it. Based on the status of the litigation to date and the facts currently known to the Company, management does not believe that the allegations in the lawsuit will have a material adverse effect on the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol PMTS. The following table sets forth the range of high and low sales prices on the Nasdaq National Market by quarter for the two years ended July 31, 1997 and 1996, as reported by the Nasdaq National Market:

                         1997          1996
                     High    Low   High    Low
                     -----  -----  -----  -----

   First Quarter...  28.75  16.50   9.25   5.75
   Second Quarter..  22.50  13.63  13.42   8.46
   Third Quarter...  16.06  10.38  20.08  11.50
   Fourth Quarter..  19.63  13.00  28.75  17.50


   The stock prices for fiscal 1996 have been adjusted to give retroactive effect to the Company's stock splits. The stock split for shareholders of record on December 14, 1995 was a two-for-one stock split effected in the form of a stock dividend. The stock split for shareholders of record on May 28, 1996 was a three-for-two stock split effected in the form of a stock dividend.

   Based on the distribution of the Company's search cards, as of October 9, 1997, there were approximately 7,200 shareholders of the Company's common stock including, 197 record holders.

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

     On June 3, 1997 the Company issued 579,000 shares of its common stock in exchange for all the outstanding common stock of Eric Krueger, Incorporated ("Krueger"). On July 14, 1997 the Company issued 1,463,414 shares of its common stock in exchange for all the outstanding common stock of Ladco Financial Group ("LFG"). The above referenced shares were issued to the shareholders of Krueger and LFG in reliance upon the exemption provided by Section 4(2) of the Act.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth selected financial data which have been derived from the Company's audited financial statements for each of the five years in the period ended July 31, 1997. The Company's financial statements as of July 31, 1996 and 1997 and for each of the years in the three-year period ended July 31, 1997 are included elsewhere herein. The data set forth below should be read in conjunction with the Financial Statements, the Notes thereto and other financial information included elsewhere herein.


                                                      Year Ended July 31,
                                       ----------------------------------------------------
                                        (in thousands, except per share and other data)
                                         1993      1994       1995       1996       1997
                                       --------  --------   ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
 Revenues (1)........................  $61,987   $ 97,125   $139,539   $214,891   $284,213
 Cost of revenues....................   45,941     68,518     98,152    154,442    203,975
                                       -------   --------   --------   --------   --------
 Gross margin........................   16,046     28,607     41,387     60,449     80,238
 Selling, general & administrative
   expenses..........................   10,358     16,709     23,773     31,481     36,543
 Depreciation and amortization.......      570      1,745      3,622      7,731     12,670
 Provision for merchant loss
    and bad debt expense.............    1,573      2,884      1,954      3,786      4,248
 Stock award compensation............      281        240        241         --         --
 Non-recurring operating
    expense..........................       --         --         --         --        594
                                       -------   --------   --------   --------   --------
 Income from operations..............    3,264      7,029     11,797     17,451     26,183
 Interest income (expense),
     net.............................   (1,242)    (2,470)    (3,043)    (1,798)     1,387
 Other income (expense), net.........       --         --         --        704     (1,554)
                                       -------   --------   --------   --------   --------
 Income before provision for
   taxes, extraordinary item and
   change in accounting principle....    2,022      4,559      8,754     16,357     26,016
 Provision for income taxes..........      772      1,757      3,301      6,131      9,617
                                       -------   --------   --------   --------   --------
Income before extraordinary
   item and change in accounting
   principle.........................    1,250      2,802      5,453     10,226     16,399
 Net income (2)......................  $ 1,839   $  3,115   $  5,453   $ 10,226   $ 16,399

PER SHARE INFORMATION:
 Income before extraordinary
      item...........................  $  0.07   $   0.15   $   0.20   $   0.29   $   0.40
 Extraordinary item - net operating
   loss carryforward.................     0.03       0.00       0.00       0.00       0.00
                                       -------   --------   --------   --------   --------
 Income before change in
   accounting principle..............     0.10       0.15       0.20       0.29       0.40
 Cumulative effect of change
   in accounting principle...........     0.00       0.01       0.00       0.00       0.00
                                       -------   --------   --------   --------   --------

 Earnings per share (3)..............  $  0.10   $   0.16   $   0.20   $   0.29   $   0.40
                                       =======   ========   ========   ========   ========
 Weighted average shares
   outstanding.......................   18,979     19,174     27,106     34,705     41,144


                                                            July 31,
                                       ---------------------------------------------------
                                          1993       1994       1995       1996       1997
                                       -------   --------   --------   --------   --------
BALANCE SHEET DATA:
 Working capital                       $(3,604)  $(12,337)  $   (811)  $106,431   $ 75,629
  Total assets                          33,465     54,591     84,959    227,904    249,008
       Long-term debt, less current
     portion.........................   10,816     15,247     31,232     19,051     16,891
 Total shareholders' equity..........    1,706      4,898     33,415    183,486    202,567

__________________________
(1) Revenue increased for fiscal 1993 through 1997 primarily from the purchase of merchant portfolios and new merchant contracts generated by the Company as well as fee enhancements with existing merchants.
(2) Net income for fiscal 1993 has increased through the utilization of net operating loss carryforward of $589,471, the benefit of which has partially offset the provision for income taxes. For the fiscal year ended July 31, 1994, net income has increased by $312,800 because of a change in accounting principle relating to income taxes.
(3) Earnings per share for fiscal 1997 includes non-recurring, after-tax operating and merger expenses of $1,943,000 or $0.05 per share. Earnings per share for fiscal 1996 includes non-recurring income of $1,000,000 life insurance proceeds and $296,000 of merger expenses or a net of $0.02 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of certain factors affecting the Company's results of operations for each of the three fiscal years in the period ended July 31, 1997 and its liquidity and capital resources. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

     The Company is an independent service organization which markets and services electronic credit card authorization and payment systems, including sale and leasing of related equipment, to retail merchants located throughout the United States. The Company's principal sources of revenues are discount collected and merchant service fees. The remaining revenues consist of leases, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate" and related fees, within the terms of the Company's agreements with processing banks. The discount is a percentage of the dollar amount of each credit card transaction.

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

     Revenue related to finance leasing of point-of-sale processing equipment are recognized over the term of the lease agreement using the interest method.

Acquisitions

     The Company completed nine acquisitions in fiscal 1995, five acquisitions in fiscal 1996 and completed 16 acquisitions in fiscal 1997. Significant acquisitions are discussed further below.

     In April 1995, the Company purchased a merchant portfolio from Bankcard America, Inc. ("ABC") for a purchase price of $7.7 million. The Company paid $2.6 million in cash, issued a 3% interest bearing note for $400,000 due May 1, 1995 and issued a $4.7 million note bearing interest at 3% due July 1, 1995. The Company incurred direct costs and expenses related to the purchase of the merchant portfolio of approximately $1.3 million. The purchase agreement provided for additional consideration of $2.5 million payable to the seller contingent upon the seller's ability to negotiate the transfer of the merchant accounts, to the Company's primary processing bank. In May 1995, an agreement was entered into providing for transfer of the merchant accounts, and pursuant to the terms of the purchase agreement, the Company paid $2.5 million representing additional purchase price for the merchant portfolio. Additionally, beginning June 1995, the Company's amended processing agreement with its primary processing bank required a $1.5 million security deposit for a six month period as a result of the conversion of other merchant portfolios to this processing bank. This deposit plus accrued interest was returned to the Company in March 1996. A sum of $500,000 will remain on deposit with this bank as long as the Company participates in the bank's Association Marketing Agreement.

     The Company purchased two additional merchant portfolios including related credit card equipment inventory, a merchant lease portfolio and other office assets for approximately $12.2 million.

     In the first quarter of fiscal 1996 the Company purchased a merchant portfolio from Imperial Bank effective October 1, 1995. The Company paid approximately $8.7 million for the portfolio from proceeds of the Company's second public offering. In the third quarter of fiscal 1996, the Company purchased two merchant portfolios. The Company purchased a merchant portfolio from UMB Bank, N.A. ("UMB") for a purchase price of $13.5 million effective March 1, 1996. Effective April 1, 1996, the Company purchased a merchant portfolio from BankCard America, Inc. ("ABC") for a purchase price of $6.3 million.

     In the fourth quarter of fiscal 1996, the Company consummated one operating business acquisitions and one merchant portfolio acquisition. The Company accounted for the larger of these two acquisitions as a pooling of interests.
On July 1, 1996, the Company issued 594,019 shares of its common stock in exchange for all of the outstanding common stock of Martin Howe Associates, Inc. ("MHA"). The Company's consolidated financial statements have been restated to include the accounts of MHA for all periods prior to the merger. The other acquisition was accounted for as a purchase transaction and the operating results have been included in the Company's financial statements beginning July 1, 1997, the effective date of the transaction.

     In the first quarter of fiscal 1997, the Company completed one operating business acquisition and two merchant portfolio acquisitions. On August 2, 1996, the Company issued shares of its common stock in exchange for all the outstanding stock of Data Transfer Associates, Inc. ("DTA"). The acquisition was accounted for as an immaterial pooling of interests. The shares were issued to the shareholders of DTA in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The operating results of the other two merchant portfolio acquisitions were accounted for as purchase transactions and have been included in the Company's financial statements beginning August 1, 1996, the effective date of the acquisitions.

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

     In the second quarter of fiscal 1997, the Company consummated three operating business acquisitions accounted for as poolings of interests and two merchant portfolio acquisitions. On December 23, 1996 the Company issued 424,999 shares of its common stock in exchange for all the outstanding common stock of Fairway Marketing Group, Inc. ("Fairway"). On January 27, 1997, 3,131,250 shares of the Company's common stock were issued in exchange for all the outstanding common stock of Bancard Systems, Inc. ("BSI"). On January 30, 1997 the Company issued

567,519 shares of its common stock in exchange for all the outstanding common stock of Retail Payment Services, Inc. ("RPS"). The above referenced shares were issued to the shareholders of Fairway, BSI and RPS in reliance upon the exemption provided by Section 4(2) of the Act. The Company's consolidated financial statements have been restated to include the accounts of Fairway, BSI and RPS for all periods prior to the merger. The other two merchant portfolio acquisitions were accounted for as purchase transactions and their operating results have been included in the Company's financial statements beginning November 1, 1996 and December 1, 1996, the effective dates of the transactions.

     In the third quarter of fiscal 1997, the Company consummated one operating business acquisition and three merchant portfolio acquisitions. On March 31, 1997 the Company issued shares of its common stock in exchange for all the outstanding common stock of IMA Bancard, Inc. ("IMA"). The shares were issued to the shareholders of IMA in reliance upon the exemption provided by Section 4(2) of the Act. The acquisition was accounted for as an immaterial pooling of interests. The other three merchant portfolio acquisitions were accounted for as purchase transactions and their operating results have been included in the Company's financial statements beginning March 1, 1997 and April 1, 1997, the effective dates of the transactions.

     In the fourth quarter of fiscal 1997, the Company consummated three operating business acquisitions and one merchant portfolio acquisition. On April 30, 1997 the Company issued shares of its common stock in exchange for all the outstanding common stock of CVE, Inc. ("CVE"). The acquisition was accounted for as an immaterial pooling of interests. On June 3, 1997 the Company issued 579,000 shares of its common stock in exchange for all the outstanding common stock of Eric Krueger, Incorporated ("Krueger"). On July 14, 1997 the Company issued 1,463,414 shares of its common stock in exchange for all the outstanding common stock of Ladco Financial Group ("LFG"). The Company's consolidated financial statements have been restated to include the accounts of Kreuger and LFG for all periods prior to the merger. The above referenced shares were issued to the shareholders of CVE, Krueger and LFG in reliance upon the exemption provided by Section 4(2) of the Act. The other acquisition was accounted for as a purchase transaction and the operating results have been included in the Company's financial statements beginning July 1, 1997, the effective date of the transaction.

     The growth in the Company's revenues and profitability for fiscal years 1996 and 1997 has resulted largely from the acquisition of operating businesses and merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate additional acquisitions of operating businesses and merchant portfolios. There can be no assurance that the Company will be able to make successful acquisitions or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios. See pro forma operating results in Note 3 to the financial statements for information relative to the potential effect of the acquisitions on the Company's operations. Management believes the pro forma operating results reflected in Note 3 are not indicative of what would have occurred had the purchases been made at the beginning of fiscal 1995 or fiscal 1996, or of results which may occur in the future because the cost structures of the acquired portfolios are not directly comparable to the Company's.

Results of Operations

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:


                                                                                                 Period-to-Period Changes
                                                                                                 ---------------------------
                                                                            Year ended July 31,   Increase (Decrease)
                                                                          --------------------------------------------------
                                                                                                   1996     1997
                                                                                                   vs.      vs.
                                                                           1995    1996    1997    1995     1996
      ------------------------------------------------------------------------------------------------------------------------
       Revenues                                                           100.0%  100.0%  100.0%    54.0%   32.3%
       Cost of revenues                                                    70.3    71.9    71.8     57.4    32.1
                                                                          -----   -----   -----
       Gross margin                                                        29.7    28.1    28.2     46.1    32.7
       Selling, general and administrative expenses                        17.0    14.6    12.8     32.4    16.1
       Depreciation and amortization expense                                2.6     3.6     4.5    113.4    63.9
       Provision for merchant loss and bad debt expense                     1.4     1.8     1.5     93.8    12.2
       Stock award compensation                                             0.2     0.0     0.0   (100.0)    0.0
       Non-recurring operating expense                                      0.0     0.0     0.2       --   100.0
                                                                          -----   -----   -----
       Income from operations                                               8.5     8.1     9.2     47.9    50.0
       Interest income (expense), net                                      (2.2)   (0.8)    0.5    (40.9) (177.1)
       Other income (expense), net                                          0.0     0.3    (0.5)   100.0  (320.8)
                                                                          -----   -----   -----
       Income before provision for taxes                                    6.3     7.6     9.2     86.9    59.1
       Provision for income taxes                                           2.4     2.8     3.4     85.7    56.9
                                                                          -----   -----   -----
       Net income                                                           3.9%    4.8%    5.8%    87.5%   60.4%
                                                                          =====   =====   =====

Revenues

     Revenues increased from $139.5 million in fiscal 1995 to $214.9 million in fiscal 1996 and $284.2 million in fiscal 1997. These increases represent a 54.0% increase from fiscal 1995 to fiscal 1996 and a 32.3% increase from fiscal 1996 to fiscal 1997.

     The increases in revenues for all periods presented resulted primarily from acquisitions and new merchant contracts generated through the company's telemarketing and field sales efforts, as well as fee enhancements with existing merchants. The increases from fiscal 1995 to fiscal 1996 were primarily the result of the purchased merchant portfolios which resulted in a 61.5% increase in revenues. In fiscal 1996, the Company completed five acquisitions and in fiscal 1997, the Company completed 16 acquisitions, eight of which were acquisitions of operating businesses. Acquisitions accounted for approximately 72.4% of the increase in revenues in fiscal 1997.

Cost of Revenues

     Cost of revenues increased from $98.2 million in fiscal 1995 to $154.4 million in fiscal 1996 and $204.0 million in fiscal 1997. These increases represented a 57.4% increase from fiscal 1995 to fiscal 1996 and 32.1% increase from fiscal 1996 to fiscal 1997.

     The primary components of the Company's cost of revenues have generally remained consistent as a percentage of revenues from fiscal 1995 through fiscal 1997. A majority of the Company's cost of revenues are fixed as a percentage of each transaction amount, with the remaining costs being based on a fixed rate applied to the number of transactions processed. In fiscal 1996, cost of revenues increased as a percentage of revenues as a result of significant merchant portfolio acquisitions from banks which had a higher cost of revenues as a percentage of revenues than those historically experienced by the Company. This resulted from the Company assuming certain contractual obligations which were less favorable than other existing agreements. In some cases, where costs of acquired businesses were initially higher than normal, the Company has been able to ultimately lower the cost to deliver the services.

     Following the acquisition of LFG in fiscal 1997, the Company has retroactively restated all prior periods to include the operating results of LFG as if LFG had always been a part of PMT. This restatement has had a beneficial impact on cost of revenues as a percentage of revenues for all periods when compared to the corresponding percentages as reported prior to the restatement. LFG's revenues consist primarily of income from financing leases which do not have a corresponding cost of revenue. The cost of financing these leases is recorded below income from operations as a component of interest expense.

     Despite the beneficial impact from LFG on the cost of revenues percentages compared to those prior to the restatement, LFG's impact on the trend in the cost of revenues percentages has been unfavorable. LFG's revenues as a percentage of the Company's total consolidated revenues declined from 6.3% in fiscal 1995 to 5.1% in fiscal 1996, and 4.5% in fiscal 1997, providing less benefit each year. Management believes that as processing revenues outpace the growth in leasing, LFG's revenues will continue to decline as a percentage of the Company's total consolidated revenues, providing progressively less benefit in the future.

     In fiscal 1997, cost of revenues as a percentage of revenues decreased primarily as a result of revenue enhancement programs and from negotiated price reductions from major vendors. These benefits received were partially offset by the higher cost of revenues from the purchased bank portfolios and LFG's decline in revenues as a percentage of the Company's total consolidated revenues as previously discussed.

     The Company's cost of revenues as a percentage of revenues can be significantly affected by the cost structures of acquired merchant portfolios and operating businesses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $23.8 million in fiscal 1995, $31.5 million in fiscal 1996 and $36.5 million in fiscal 1997. These increases represented a 32.4% increase from fiscal 1995 to fiscal 1996 and a 16.1% increase from fiscal 1996 to fiscal 1997.

     In fiscal 1996 and 1997, selling, general and administrative expenses decreased as a percentage of revenues when compared to fiscal 1995 and fiscal 1996 by 2.4 percentage points and 1.8 percentage points, respectively. The decrease in the percentage continues to reflect the Company's overall improvement in utilization of personnel. The addition of revenues from purchased merchant portfolios has not caused a proportionate increase in selling, general and administrative expenses. Additionally, the Company's selling expenses have decreased as a percentage of revenues as a result of the Company's purchase of agent residual rights resulting in lower referral compensation.

Depreciation and Amortization

     Depreciation and amortization expense increased from $3.6 million in fiscal 1995 to $7.7 million in fiscal 1996 and $12.7 million in fiscal 1997. These increases represent a 113.4% increase from fiscal 1995 to fiscal 1996 and a 63.9% increase from fiscal 1996 to fiscal 1997.

     Depreciation expense has increased in amount from fiscal year 1995 through fiscal year 1997 but remained relatively consistent as a percentage of revenues because of the significant increase in revenues. The increase in depreciation expense is a direct result of additional equipment, fixture purchases for customer service and operations and additional expenditures related to the Company's management information systems.

     Amortization expense has generally increased in amount and as a percentage of revenues from fiscal 1995 through fiscal 1997. Amortization expense increases in periods when the Company purchases merchant portfolios. In fiscal 1996 and 1997, the Company made several acquisitions of operating businesses which were accounted for as poolings of interests. There is no amortization expense related to these acquisitions.

     Purchased merchant portfolios are evaluated by management for impairment at each balance sheet date through review of actual attrition and projected cash flows generated by each merchant portfolio in relation to the unamortized cost of each merchant portfolio. If, upon review, an impairment of the value of the purchased merchant portfolio is indicated, amortization will be accelerated and any required loss in value recognized immediately. The Company has not recorded any charges related to impairment of purchased merchant portfolios to date. Subsequent to integration, management anticipates merchant attrition rates for the portfolios acquired in fiscal 1997 to approximate normal rates historically experienced by the Company's existing portfolios.

Provision for Merchant Loss and Bad Debt Expense

     The provision for merchant losses and bad debt expense increased from $2.0 million in fiscal 1995 to $3.8 million in fiscal 1996 and $4.2 million in fiscal 1997. The increase from fiscal 1995 to fiscal 1996 represents a 93.8% increase. In fiscal 1996, one of the entities incurred a single fraud loss of $890,000. Although the Company incurs merchant fraud losses each year and recognizes an accrual each year for such possibilities, the Company's annual loss experience has historically been significantly less than the loss referenced above in one of the pooled entities.

     From fiscal 1996 to fiscal 1997, the provision for merchant losses increased 12.2% but decreased 0.3 percentage points as a percentage of total revenue.

Stock Award Compensation

     The Company recognizes noncash compensation expense based on the vesting of certain stock awards. The vesting of awarded shares accelerated upon completion of the initial public offering. As a result, in fiscal 1995 the remaining unearned compensation expense of $241,000 was recognized at the completion of the Company's initial public offering.

Non-recurring Operating Expense

     In fiscal 1997, the Company incurred non-recurring duplicative net costs related to a sales force included in a merchant portfolio acquisition.


Interest Income/Expense

     In fiscal 1995, the Company recognized net interest expense of $3.0 million which decreased to $1.8 million in fiscal 1996. In fiscal 1997, the Company recognized net interest income of $1.4 million. This represents a 40.9% decrease from fiscal 1995 to fiscal 1996 and a 177.1% decrease from fiscal 1996 to fiscal 1997.

     The Company consummated an initial public offering in August 1994, a second public offering in October 1995 and a third public offering in April 1996. The Company received net proceeds from the initial, second and third public offerings of approximately $15.9 million, $40.8 million and $100 million (after deducting underwriting discounts and commissions and expenses of the offerings), respectively. With the first two offerings, the Company repaid all borrowings outstanding under its credit facility. In fiscal 1997, the Company used a portion of the third offering net proceeds to fund merchant portfolio acquisitions and capital expenditures. The Company received interest income from the investment of the remaining net proceeds from the offerings. To the extent the Company should use an additional amount of the net proceeds from the third offering for acquisitions or working capital, management would not expect to continue to recognize a significant amount of interest income.

     Acquisitions of operating businesses consummated by the Company in fiscal 1997 resulted in certain debt being assumed. A portion of this debt remains outstanding. LFG recognized interest expense of $3.1 million, $3.5 million and $3.8 million in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. This interest expense was a result of LFG utilizing various credit facilities which at July 31, 1997 were payable at an interest rate ranging from 6% to 12% per annum.

Other Income/Expense

     The Company recorded a non-taxable gain of $1,000,000 in the fourth quarter of fiscal 1996 for the receipt of insurance proceeds on the life of the former Chief Financial Officer of the Company. Additionally, in fiscal years 1996 and 1997 the Company has included in this line item all non-recurring transaction costs such as legal and accounting fees related to acquisitions of operating businesses, which were accounted for as poolings of interests.

     During fiscal 1997, LFG recorded a charge of $367,000 related to the buyout of a consulting agreement resulting from the death of their former Chief Financial Officer. This charge occurred prior to the effective date of the merger with this entity and is included in other expense on a restated basis.

Income Tax

     As a result of the Company's increased profitability in fiscal 1996 and 1997, income tax expense has increased. Income tax expense increased from $3.3 million in fiscal 1995 to $6.1 million in fiscal 1996 and $9.6 million in fiscal 1997. The Company's effective income tax rate for fiscal 1995 through fiscal 1997 has remained relatively consistent.

Seasonality

     The Company's revenue volume is generated from consumer credit purchases. However, the Company's revenues generally do not reflect the seasonal fluctuations that typically are associated with traditional peaks in consumer retail sales. The Company's merchants are largely engaged in retail operations which do not display these seasonal fluctuations in consumer spending. As a result, the Company experiences a generally even distribution of revenues throughout its fiscal year, with the third quarter experiencing a lower percentage of annual revenues.

Quarterly Information

     The following table sets forth statements of income data for each of the eight quarters in the two year period ended July 31, 1997. This income data has been restated for the material operating business acquisitions completed in
fiscal 1996 and fiscal 1997.   Each such operating business acquisition was
accounted for as a pooling of interests. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information when read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for the entire fiscal year or for any future period.

                                               First   Second    Third   Fourth
                                              Quarter  Quarter  Quarter  Quarter   Total
                                              -------  -------  -------  -------  --------
                                                             (in thousands)
                        1996
                        ----
  Revenues                                    $46,113  $48,032  $53,967  $66,779  $214,891
  Gross margin                                 13,266   14,363   15,170   17,650    60,449
  Income from operations                        3,786    3,816    4,551    5,298    17,451
  Income before provision for income taxes      2,762    3,290    3,914    6,391    16,357
  Net income                                    1,661    1,979    2,339    4,247    10,226

                        1997
                        ----
  Revenues                                    $69,249  $66,051  $65,755  $83,158  $284,213
  Gross margin                                 18,975   18,986   19,098   23,179    80,238
  Income from operations                        5,945    5,790    5,882    8,566    26,183
  Income before provision for income taxes      6,006    5,757    5,701    8,552    26,016
  Net income                                    3,792    3,634    3,600    5,373    16,399

          The quarterly variances shown above generally are indicative of those discussed for the annual periods. The growth in revenues resulted primarily from acquisitions and new merchant contracts generated through the Company's telemarketing and field sales efforts, as well as fee enhancements with existing merchants.

     In the third and fourth quarters of fiscal 1996, the Company made significant acquisitions which had a higher cost of revenues as a percentage of revenues than those historically experienced by the Company. Additionally, in the fourth quarter of fiscal 1996 the Company recorded a non-taxable gain of $1,000,000 for the receipt of insurance proceeds on the life of the former Chief Financial Officer of the Company.

     In all quarters of fiscal 1997 and the fourth quarter of fiscal 1996, the Company reported net interest income. Following the Company's initial public offering in August 1994, the Company repaid all borrowings outstanding under its principal revolving credit loan and bridge loan. The Company consummated a second public offering in October 1995 and a third public offering in April 1996. The Company received interest income from the investment of the remaining net proceeds from the offerings.

     In the fourth quarter of fiscal 1997, the addition of revenues from purchased merchant portfolios have not caused a proportionate increase in selling, general and administrative expenses.

Liquidity and Capital Resources

     The Company recognizes as revenue in its statement of income the full discount rate and related fees collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processing bank, and the network service provider, are reflected as costs of revenues. The Company's cash flow is generated by collecting monthly revenues from the merchants. Payments to suppliers and vendors are typically paid within 30 days, except for interchange which is paid daily to the card-issuing banks. Historically, the Company's primary uses of its capital resources have included debt service, acquisitions of merchant portfolios, capital expenditures and working capital.

     Several factors can alter the profitability to the Company of merchant transactions. Primarily, these include (i) improper use of the card reading terminal by the merchant resulting in higher interchange fees paid to the card-issuing bank, (ii) lower than anticipated average dollar sales of credit card transactions thereby reducing the discount rate collected because many of the transaction costs are fixed, (iii) losses incurred as a result of customer chargebacks (the Company can be required to absorb the full retail purchase amount), (iv) the inability to collect the discount rate because of insufficient funds in the merchant's bank account, (v) merchant fraud and (vi) excessive volume of customer return transactions in which the Company again incurs all costs except interchange fees. The Company's actual losses as a percentage of total revenues remained consistent from fiscal 1996 to fiscal 1997. Management does not believe that the other factors mentioned above have had a material effect on the Company's profitability.

     The Company expects that cash generated from operations and excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997, the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide for a $20.0 million revolving line of credit. The Company has a revolving line of credit facility, through its LFG subsidiary in two related notes payable, having an aggregate available balance of $4.5 million. Each component of the facility bears interest at a variable rate based on the prime rate. The aggregate balance outstanding at July 31, 1997 under the LFG facility was $1,636,505.

     The Company advanced funds to an independent developer who purchased a building in which the Company leases a portion of the space as its corporate headquarters. The loan provided by the Company has a maximum available balance of $13,300,000. The loan amount is being advanced in various draws by the building owner based on certain achieved milestones in renovation of the building. The outstanding principal balance at July 31, 1997 is $8,773,330. The remaining available balance of the loan has been advanced since that date.

Working Capital

     Cash flow provided by operating activities was $8.6 million in fiscal 1995 as compared to $19.7 million in fiscal 1996 and $19.4 million in fiscal 1997. The increase in cash flow from operating activities from fiscal 1995 to fiscal 1996 resulted from increases in net income which has been achieved principally through acquisitions of operating businesses and merchant portfolios and internal generation of new merchant accounts. The effect of net income increases for all periods presented is partially offset by increases in working capital needs.

     At July 31, 1997, the Company had working capital of $75.6 million, as compared to working capital of $106.4 million at July 31, 1996. This decrease in working capital primarily reflects the use of net proceeds from the Company's third public offering in April 1996 for merchant portfolio acquisitions in fiscal 1996 and fiscal 1997.

     Accounts receivable increased $8,750,000 from July 31, 1996 to July 31, 1997. This increase was the result of increases in the number of merchant accounts acquired through acquisitions of merchant portfolios and the internal generation of new merchant accounts.

     Other assets at July 31, 1997, excluding non-competition agreements and deferred processing costs, increased from July 31, 1996 because of an increase in restricted cash balances of $4,395,000 required to be maintained in connection with several acquisitions. Additionally, in fiscal 1997 certain acquired operating businesses issued notes receivable of $2,513,000 to their respective shareholders. Also in fiscal 1997, a merchant portfolio acquisition consummated in the first quarter required prepaid processing costs of approximately $1,356,000 which will be amortized over forty months.

     Accounts payable at July 31, 1997 increased $4,307,000 as compared to July 31, 1996, primarily as a result of funds owed on a merchant portfolio acquisition. Accrued liabilities decreased $994,000 from July 31, 1996, to July 31, 1997, primarily as a result of decreased income and state franchise taxes.

Capital Expenditures and Investing Activities

     Capital expenditures were approximately $24.4 million for fiscal 1997 as compared to $23.1 million for fiscal 1996 and $18.9 million for fiscal 1995.
The overall increase in capital expenditures primarily resulted from additional expenditures related to the Company's management information systems, the purchase of additional credit card terminals and the purchase of peripheral equipment for operating and financing leases to merchants. In addition to the increase in capital expenditures, the Company used $24.8 million, $32.3 million and $33.4 million for the purchase of merchant portfolios in fiscal 1995, 1996 and 1997, respectively. The Company purchased nine merchant portfolios in fiscal 1995, four merchant portfolios in fiscal 1996, and eight merchant portfolios in fiscal 1997. Amounts received on financing leases, net of amortized unearned income were $10.5 million, $12.3 million and $14.0 million in fiscal 1995, 1996 and 1997, respectively.

     At July 31, 1997 approximately $49.2 million of the net proceeds received in the third public offering in April 1996 have been reinvested in U.S. Treasury securities.

Financing Activities

     The significant increase in cash provided by financing activities for fiscal 1996 resulted from the consummation of the Company's second and third public offerings in October 1995 and April 1996. Cash provided by financing activities for fiscal 1996 was $129.8 million which primarily reflects the net proceeds from the offerings after retirement of the Company's outstanding bank indebtedness.

     Net cash used by financing activities was $13.1 million in fiscal 1997. The cash used by financing activities for fiscal 1997 reflects the net payments used to decrease the Company's outstanding indebtedness and the issuance of a note receivable of $8.8 million.

Future Capital Needs

     Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future. Management expects to fund such purchases through cash on hand, cash generated from operations and bank borrowings. Management believes that the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal 1998. The Company, however, may pursue additional expansion opportunities, including acquisitions of operating businesses accounted for as poolings requiring the issuance of additional shares of stock. Additionally, the Company may make purchases of additional merchant portfolios, which may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend upon then prevailing market and other conditions. There can be no assurance that any such financing will be obtained on terms acceptable to the Company.

     The Company's revolving credit facility with First Union National Bank of Tennessee was amended and restated during fiscal 1995 to increase the line of credit to $17.5 million. The Company repaid all outstanding debt related to this credit facility with the proceeds from its second public offering during fiscal 1996. During fiscal 1997 this credit facility was amended and restated, increasing the revolving line of credit to $20.0 million and terminating the bridge loan. The current amendment expires January 31, 1998. Borrowings, if any, under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for working capital purposes.

Business Risk Factors

   This Annual Report on Form 10-K and other information that is provided by the Company contain statements that, with the exception of historical facts, are forward-looking statements including, but not limited to, statements about: (i) future growth through and availability of merchant portfolios and operating business acquisitions, (ii) the Company's strategies, uses and expectations for existing and new products, services, technologies and opportunities, (iii) the future profitability of merchant portfolios and operating business acquisitions,
(iv) the demand for and acceptance of new and existing products and services,
(v) the provision of merchant account portfolio processing services to the banking industry and (vi) the adequacy of the Company's capital resources.
These statements are forward-looking statements that are subject to important risks and uncertainties, which could affect the Company's actual results and could cause such results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These important risks and uncertainties include, but are not limited to, the following:

   Registration Termination. An independent service organization, such as PMT, must register through processing banks with VISA and MasterCard. VISA and MasterCard permit PMT, as a registered service provider, to provide VISA and MasterCard transaction processing services through processing banks that are members of VISA or MasterCard. There can be no assurance that PMT's registration with VISA and MasterCard upon expiration will be renewed or that the current rules of VISA and MasterCard permitting independent service providers to market transaction processing services will remain in effect. Furthermore, these rules are set by member banks, some of which are competitors of PMT. The non-renewal of either registration or any changes in VISA or MasterCard rules that would prevent the registration of PMT or limited its ability to provide VISA and MasterCard transaction processing services, would have a material adverse effect on PMT's financial condition and operating results.

   Dependence on Processing Relationships. The success of PMT's business is dependent, in part, on the ability of processing banks to provide certain services to PMT's merchant clients. The failure of these processing banks to process merchant transactions efficiently and effectively could result in merchants terminating their agreements and relationships with PMT and its processing banks. Termination of these agreements could result in PMT's loss of its principal source of revenue. There can be no assurance (i) that PMT's contractual arrangements with its processing banks will be renewed or that PMT will be able to obtain favorable replacement arrangements, whether upon expiration, termination or otherwise, (ii) that such processing banks or their replacements will provide adequate levels of service or (iii) that such processing banks will not themselves be acquired, resulting in possible adverse changes in PMT's relationship with the processing bank. Any of these events could have a material adverse effect on PMT's business.

   Risks Associated with Growth Strategy. A material element of the Company's growth strategy is the acquisition of additional merchant portfolios and operating businesses in order to achieve greater economies of scale. There can be no assurance that the current level of growth opportunities will continue to exist, that the Company will be able to acquire merchant portfolios and operating businesses that satisfy the Company's criteria, or that any such acquisition will be on terms favorable to the Company. Further, the Company's growth strategy will require that the Company continue to hire qualified personnel, while concurrently expanding its managerial and operational infrastructure. There can be no assurance that the Company will be able to hire and retain qualified personnel or that that Company will be able to expand successfully its infrastructure as appropriate to accommodate future acquisitions or growth. As a result of these factors, the Company may not realize the expected economic benefits associated with its acquisitions, which may have a material adverse effect on the Company's financial condition and results of operations.

   Competition. The market for credit, charge and debit card transaction processing services is highly competitive. PMT's principal competitors include local processing banks, vertically integrated non-bank processors and other independent service organizations, many of whom have substantially greater resources than PMT. Many of PMT's competitors have access to significant capital, management, marketing and technological resources that are equal to or greater than those of PMT, and there can be no assurance that PMT will continue to be able to compete successfully with such competitors.

   Merchant Attrition. Merchant attrition is an expected aspect of the credit card business. There can be no assurance that in the future the Company's rates of attrition will not exceed its own historical levels or the attrition rates experienced by its peer group. Historically, PMT's merchant attrition has been related to merchants going out of business, merchants returning to local processing banks or merchants transferring to competitors with rates PMT was unwilling to match. Significant merchant attrition would have a material adverse effect on PMT's financial condition and operating results.

   Chargeback Risk. In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is "charged back" to the merchant, and the purchase price is refunded to the cardholder. If the merchant does not provide a credit to the cardholder, PMT, and, in certain cases, PMT and the processing bank, must bear the credit risk for the full transaction amount. There can be no assurance that PMT will not experience significant chargebacks in the future. Significant chargebacks that are not paid by the merchant would have a material adverse effect on PMT's financial condition and operating results.

   Merchant Fraud. Generally, PMT is responsible for fraudulent credit card transactions initiated by its merchant clients. Examples of merchant fraud include inputting false sales transactions or false credits. Furthermore, management believes that a significant majority of such fraud occurs in the states of California, Florida, New York and Texas where a large concentration of the Company's merchant base is located. PMT and its processing banks monitor merchant charge volume, average charge and number of transactions, as well as check for unusual patterns in the charges, returns and chargebacks processed.
As part of its fraud avoidance policies, PMT generally will not process for certain types of businesses in which incidents of fraud have been common. There can be no assurance that PMT will not experience significant amounts of merchant fraud in the future. Significant merchant fraud would have a material adverse effect on PMT's financial condition and operating results.

   Industry Price Increases. From time to time, VISA and MasterCard increase the fees they charge for processing transactions. Most merchant processing agreements permit fee increases to be passed on to the merchants. There can be no assurance however, that competitive pressures will not result in PMT absorbing a portion or all of such increases in the future, which event could have a material adverse effect on PMT.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements

                                                                                     Page
                                                                                     ----

Report of Independent Accountants..................................................    30

Consolidated Balance Sheets at July 31, 1996 and July 31, 1997.....................    31

Consolidated Statement of Income, each of the three years ended July 31, 1997......    32

Consolidated Statement of Changes in Shareholders' Equity, each of the three
  years ended July 31, 1997........................................................    33

Consolidated Statement of Cash Flows, each of the three years ended July 31, 1997..    34

Notes to Consolidated Financial Statements.........................................    36


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Shareholders of PMT Services, Inc.



     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PMT Services, Inc. and its subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 17, on October 2, 1997 PMT Services, Inc. merged with Bancard, Inc. in a transaction accounted for as a pooling of interests. The accompanying supplementary consolidated financial statements give retroactive effect to the merger of PMT Services, Inc. with Bancard, Inc.

     In our opinion, based upon our audits, the accompanying supplementary consolidated balance sheet(s) and the related supplementary consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PMT Services, Inc. and its subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Nashville, TN
September 23, 1997, except as to
     Note 17 which describes
     the pooling of interests
     with Bancard, Inc. which is
     as of October 2, 1997.

                              PMT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      July 31,
                                                          ---------------------------------
                                                               1996                1997
                                                               ----                ----
                                        ASSETS
Current assets:
  Cash and cash equivalents............................    $109,156,234       $ 23,607,045
  Investments..........................................              --         49,167,521
  Accounts receivable..................................       8,487,629         17,237,904
  Current portion of net investment in finance leases..      10,331,271          9,249,753
  Inventory............................................         823,276          1,720,194
  Deferred income taxes................................         945,934          1,543,379
  Other current assets.................................       1,059,667          2,028,511
                                                           ------------       ------------
   Total current assets................................     130,804,011        104,554,307
  Purchased merchant portfolios, net of accumulated
   amortization of $9,668,708 and $18,689,846..........      62,075,590         84,343,006
  Long-term portion of net investment in finance leases      22,034,754         24,636,881
  Property and equipment, net..........................       5,103,227          9,154,953
  Long-term note receivable............................              --          8,773,330
  Intangible and other assets..........................       7,886,890         17,545,370
                                                           ------------       ------------
   Total assets........................................    $227,904,472       $249,007,847
                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................    $ 13,281,646       $ 14,516,369
  Accounts payable.....................................       4,809,189          9,116,159
  Accrued liabilities..................................       6,051,183          5,057,408
  Deferred revenues....................................         230,496            234,873
                                                           ------------       ------------
   Total current liabilities                                 24,372,514         28,924,809
  Long-term debt.......................................      19,051,160         16,891,014
  Deferred income taxes................................         994,721            624,777
                                                           ------------       ------------
   Total liabilities...................................      44,418,395         46,440,600
                                                           ------------       ------------

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized:
    10,000,000 shares; no shares outstanding
 Common stock, $0.01 par value, authorized:
    100,000,000 shares; outstanding:
    38,478,274 and 41,748,708 shares...................         384,783            417,487
 Additional paid-in capital............................     166,632,988        170,991,426
 Treasury stock, at cost:  1,188 shares................         (12,000)           (12,000)
 Accumulated earnings..................................      16,480,306         31,170,334
                                                           ------------       ------------
                                                            183,486,077        202,567,247
                                                           ------------       ------------
Commitments and contingent liabilities (Notes 3, 13
  and 16)
   Total liabilities and shareholders' equity..........    $227,904,472       $249,007,847
                                                           ============       ============

   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                      Year ended July 31,
                                          -------------------------------------------
                                              1995           1996           1997
                                          -------------  -------------  -------------

 Revenues...............................  $139,539,232   $214,891,226   $284,213,432
 Cost of revenues.......................    98,151,830    154,442,411    203,975,701
                                          ------------   ------------   ------------
     Gross margin.......................    41,387,402     60,448,815     80,237,731
                                          ------------   ------------   ------------

 Selling, general and administrative
     expenses...........................    23,772,992     31,480,460     36,542,433
 Depreciation and amortization expense..     3,621,995      7,730,768     12,670,386
 Provision for merchant loss and bad
     debt expense.......................     1,953,635      3,786,247      4,248,218
 Stock award compensation...............       241,477             --             --
 Non-recurring operating expense........            --             --        593,626
                                          ------------   ------------   ------------
                                            29,590,099     42,997,475     54,054,663
                                          ------------   ------------   ------------

 Income from operations.................    11,797,303     17,451,340     26,183,068
 Interest income........................       313,073      2,107,547      5,226,188
 Interest expense.......................    (3,356,556)    (3,906,051)    (3,838,817)
 Other income (expense), net............            --        703,896     (1,554,171)
                                          ------------   ------------   ------------
 Income before provision for income
     taxes..............................     8,753,820     16,356,732     26,016,268
 Provision for income taxes.............     3,301,052      6,131,189      9,617,516
                                          ------------   ------------   ------------

     Net income.........................  $  5,452,768   $ 10,225,543   $ 16,398,752
                                          ============   ============   ============

 Earnings per share.....................  $       0.20   $       0.29  $        0.40
                                          ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                              PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 Additional                             Accumulated       Total
                                     Common       Paid-in     Treasury     Unearned       Earnings     Shareholders'
                                      Stock       Capital       Stock    Compensation    (Deficit)        Equity
                                   ----------  -------------  ---------  -------------  ------------  --------------

Balance at July 31, 1994.........    $ 43,810  $  1,876,962   $(42,000)     $(241,477)  $ 3,260,939    $  4,898,234

  Stock awards vested............                   926,597                   241,477                     1,168,074
  Shares issued..................      24,209    15,891,283                                              15,915,492
  Expiration of put options on
    redeemable common stock......      19,224     6,502,083                                               6,521,307
  Stock warrants exercised.......       1,301       418,615                                                 419,916
  Stock options exercised........         346       106,582                                                 106,928
  Acquire majority interest in
    subsidiary...................                                                          (510,545)       (510,545)
  Purchase of treasury stock.....                              (32,500)                                     (32,500)
  Reissuance of treasury stock...                    (6,000)     6,000                                           --
  Distributions of Subchapter S
    Corporations prior to
    poolings.....................                                                          (524,614)       (524,614)
  Net income for the year........                                                         5,452,768       5,452,768
                                     --------  ------------   --------   ------------   -----------   -------------

Balance at July 31, 1995.........      88,890    25,716,122    (68,500)            --     7,678,548      33,415,060

  Shares issued..................      58,520   140,746,488                                             140,805,008
  Stock options exercised........         448       475,803                                                 476,251
  Stock splits...................     236,925      (236,925)                                                     --
  Purchase of treasury stock.....                              (12,000)                                     (12,000)
  Reissuance of treasury stock...                   (68,500)    68,500                                           --
  Minority shareholders'
   contribution..................                                                           120,000         120,000
  Martin Howe fiscal year
   conversion....................                                                          (356,914)       (356,914)
  Distributions of Subchapter S
   Corporations prior to
   poolings......................                                                        (1,186,871)     (1,186,871)
  Net income for the year........                                                        10,225,543      10,225,543
                                     --------  ------------   --------   ------------   -----------   -------------

Balance at July 31, 1996.........     384,783   166,632,988    (12,000)            --    16,480,306     183,486,077

 Shares issued...................          10        14,844                                                  14,854
 Stock options exercised.........       3,694       771,034                                                 774,728
 August 1996 pooling.............       5,000        (4,000)                               (115,762)       (114,762)
 March 1997 pooling..............       8,000        (7,000)                                141,303         142,303
 May 1997 pooling................      16,000     1,074,821                                 213,098       1,303,919
 Tax benefit from non-
    qualified stock options......                 1,986,174                                               1,986,174
 Minority shareholders'
     contribution................                   522,565                                                 522,565
 Distributions of Subchapter S
   Corporations, prior to
   poolings......................                                                        (1,947,363)     (1,947,363)
 Net income for the year.........                                                        16,398,752      16,398,752
                                     --------  ------------   --------   ------------   -----------   -------------

Balance at July 31, 1997.........    $417,487  $170,991,426   $(12,000)            --   $31,170,334    $202,567,247
                                     ========  ============   ========   ============   ===========   =============

   The accompanying notes are an integral part of these financial statements.

                              PMT SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year ended July 31,
                                                                 -------------------------------------------
                                                                     1995           1996           1997
                                                                 -------------  -------------  -------------
Reconciliation of net income to net cash provided by
 operating activities:
 Net income.............................................         $  5,452,768   $ 10,225,543   $ 16,398,752
  Martin Howe fiscal year conversion....................                   --       (356,914)            --
  Adjustments:
   Depreciation and amortization expense................            4,202,660      8,281,086     13,278,028
   Provision for merchant losses and bad debt expense...            1,953,635      3,786,247      4,248,218
   Stock award compensation and other...................              241,477             --             --
   Deferred income taxes................................              357,734       (306,164)      (954,970)
  Changes in assets and liabilities, excluding the effects
   of non-restated adjustments:
    Accounts receivable.................................           (1,827,243)    (3,127,893)    (8,188,636)
    Inventory...........................................             (258,265)      (133,922)      (662,688)
    Other assets........................................           (1,144,571)      (337,516)    (6,596,169)
    Accounts payable....................................             (111,098)       889,656      3,670,073
    Accrued liabilities.................................             (147,980)       864,000     (1,685,785)
    Deferred revenues...................................             (155,291)       (59,105)      (103,607)
                                                                 ------------   ------------   ------------

      Net cash provided by operating activities.........            8,563,826     19,725,018     19,403,216
Cash flows from investing activities:
   Purchase of merchant portfolios......................          (24,752,658)   (32,341,624)   (33,363,964)
   Purchase of property and equipment, net..............           (2,109,344)    (2,185,032)    (5,121,765)
   Purchase of equipment for leasing....................          (16,809,608)   (20,865,015)   (19,296,806)
   Purchase of investments, net.........................                   --             --    (49,167,521)
   Proceeds from receivable securitization..............                   --             --      1,076,317
   Amounts received on leases, net of amortized
        unearned income.................................           10,478,442     12,252,928     14,042,820
                                                                 ------------   ------------   ------------

      Net cash used in investing activities.............          (33,193,168)   (43,138,743)   (91,830,919)
                                                                 ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt.............           35,591,026     35,842,752     34,093,211
   Payments on long-term debt...........................          (27,710,631)   (45,958,109)   (37,283,586)
   Proceeds from issuance of common stock...............           17,098,894    140,963,115        789,582
   Issuance of note receivable..........................                   --             --     (8,773,330)
   Payments to repurchase treasury stock................              (32,500)       (12,000)            --
   Proceeds from minority shareholders' contributions...                   --        120,000             --
   Distributions of Subchapter S Corporations...........             (524,614)    (1,186,871)    (1,947,363)
                                                                 ------------   ------------   ------------

      Net cash provided (used) by financing activities..           24,422,175    129,768,887    (13,121,486)
                                                                 ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents....             (207,167)   106,355,162    (85,549,189)
Cash and cash equivalents at beginning of year..........            3,008,239      2,801,072    109,156,234
                                                                 ------------   ------------   ------------

Cash and cash equivalents at end of year................         $  2,801,072   $109,156,234   $ 23,607,045
                                                                 ============   ============   ============

Supplemental disclosures of cash flow information:

 Cash paid for income taxes.............................         $  3,596,249   $  5,772,989   $  9,367,692
 Cash paid for interest.................................            2,838,771      3,312,590      3,300,415


                               PMT SERVICES, INC.

Supplemental schedule of noncash activities:

     In connection with the purchase of merchant portfolios in fiscal 1995, the Company issued promissory notes totaling $80,500. In connection with three separate operating business acquisitions in fiscal 1997, the Company issued 2,900,000 shares of common stock. The acquisitions were accounted for as poolings of interests which did not require retroactive restatement because they had an insignificant impact on the Company.

     The Company recognized a tax benefit of $318,517 and $1,986,174 for the years ended July 31, 1996 and 1997, respectively, for the excess of the fair market value at the exercise date over that at the award date for stock options exercised.









   The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Operations

     The Company markets and services electronic credit card authorization and payment systems to merchants, including sale and leasing of related equipment. The Company provides these services to merchants pursuant to contracts between the Company and various processing banks. Generally, the Company's agreements with the processing banks contain certain aspects of both marketing and service. Although the marketing portion of the agreements is limited as to time, the service portion of substantially all of these agreements is not. The marketing aspects expire at various dates unless renewed automatically, if applicable, or extended by the parties. There can be no assurance that PMT's contractual arrangements with its processing banks will be renewed or that PMT will be able to obtain favorable replacement arrangements, whether upon expiration, termination or otherwise.

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Interests in the majority-owned subsidiaries are reported using the full consolidation method. All material intercompany balances and transactions are eliminated.

Basis of presentation

     Certain financial statement items, in prior periods, have been reclassified to conform to the current year's presentation. The consolidated financial statements give retroactive effect to certain acquisitions of operating businesses consummated in fiscal 1996 and 1997 which were accounted for as poolings of interests (Note 3).

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

                               PMT SERVICES, INC.

Revenue and cost recognition

     Revenues derived from the electronic processing of transactions (merchant discount rate and related fees) on the credit card authorization equipment are recognized at the time the merchants' transactions are processed. Related commission expense and processing charges are also recognized at that time.

     Revenues related to the direct sale of credit card authorization equipment are recognized when the equipment is shipped. Installation fees related to both the direct sale and the marketing of this equipment are recognized when installation is completed. Fees received in advance of shipment or installation are not recognized as revenue until earned.

     Revenue related to finance leasing of point-of-sale processing equipment are recognized over the term of the lease agreement using the interest method.

     Cost of revenues includes interchange fees paid to the credit card-issuing bank and fees paid to the network service provider, VISA and MasterCard and the processing bank. These costs are recognized at the time the merchants' transactions are processed and the related revenue is recorded.

     The Company recognizes as revenue in its statement of income the full discount rate and fees collected from the merchant. The various costs incurred by the Company, including amounts paid to the card-issuing bank, the processor and network service provider, are reflected as costs of revenues. In accordance with the Company's contracts with some of its processing banks, all of the funds collection and most of the disbursement function is performed on behalf of the Company by the processing bank. At month end, the processing bank collects the total discount rate and fees from the merchants and disburses to each of the service providers their fees. Disbursements for the interchange fee paid to the card-issuing bank are made daily. Shortly after month end, the processing bank disburses to the Company the remainder of the funds collected from the merchant which represents a significant portion of the Company's gross margin.

Cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                               PMT SERVICES, INC.

Investments

     The Company's investments of $49,167,521 are in United States Government Treasury notes for a term less than one year. These investments are classified as held-to-maturity according to Statement of Financial Accounting Standard No. 115 - Accounting for Certain Debt and Equity Securities (SFAS 115), and are carried at amortized cost as determined by specific identification. The fair value of these investments is $49,198,891 at July 31, 1997. No such investments were outstanding at July 31, 1996.

Financial instruments

     The Company has various financial instruments, including cash, time deposits, receivables, accounts payable, revolving credit facilities, accrued liabilities and a hedging contract. Cash, time deposits, receivables, accounts payable and accrued liabilities are settled within a year and are not subject to
market  rate  fluctuations.   Revolving  credit facilities are at variable
market rates. The carrying value of these financial instruments approximates their fair market values. Notes payable with a carrying amount of $32,332,806 at July 31, 1996 and $31,407,383 at July 31, 1997 had a market value of $33,990,917 and $32,289,941, respectively, using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Hedging contract

     The Company entered a forward rate lock agreement during fiscal 1996 to minimize its exposure to interest rate risk. The notional amount of the agreement totaled $15,000,000. The notional amount does not represent amounts exchanged by parties and, thus, is not a measure of the Company's exposure to loss through its use of these agreements. The hedging contract, with no carrying amount, had a fair value of ($126,563) at July 31, 1996. In fiscal 1997, the Company entered into another forward rate lock agreement in the amount of $20,000,000. Both forward rate lock agreements settled in fiscal 1997 and the amounts exchanged under these agreements had no material impact on the financial statements. Such settlements were deferred and are being amortized, using the effective interest rate method, over the remaining life of the underlying debt hedged. There were no outstanding hedging contracts at July 31, 1997.

     Under the Company's forward rate lock agreements, the Company and the counter party exchange, upon maturity of the agreement, an amount calculated by reference to the agreed notional amount and a specified index. These forward rate lock agreements allow the Company to reduce its exposure to interest rate fluctuations on certain floating rate debt.

                               PMT SERVICES, INC.

Accounts receivable

     Accounts receivable primarily comprise amounts due from processing banks which represent the discount rate and fees earned, after related interchange fees and other processing costs, on transactions processed during the month ending on the balance sheet date. Such balances are received from processing banks approximately 20 days following the end of each month.

Financing leases

     The Company provides direct financing leases and sales-type leases to its customers. The significant difference between the two types of leases is dealer profit recognized by the Company in a sales-type lease. At inception of a lease of point-of-sale equipment, the Company records an investment in direct financing leases which is equal to the total of future lease rentals and the estimated residual value of the leased equipment, less unearned income. The unearned income is the difference between the cost of the equipment and the total of future lease rentals plus the estimated residual value of the leased equipment. Residual value is the estimated proceeds from the sale or lease of the asset at the end of the lease term. Amortization of unearned income is recorded on the interest method. The Company's investment in finance leases is reduced by an allowance for rental payments that are expected to be uncollectible.

Inventory

     Inventory of credit card authorization equipment is stated at the lower of cost or market, with cost being determined by specific identification.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging from 3 to 10 years.

Purchased merchant portfolios

     Purchased merchant portfolios are recorded at acquired cost. Amortization expense is recognized on a straight-line basis over 10 years consistent for acquired entities. Management evaluates purchased merchant portfolios and other long-lived assets for impairment at each balance sheet date through review of actual attrition and projected undiscounted cash flows generated by each merchant portfolio in relation to the unamortized cost of each merchant portfolio. If, upon review, an impairment of the value of the purchased merchant portfolio is indicated, amortization will be accelerated to recognize the diminution in value.

                               PMT SERVICES, INC.

Reserve for chargebacks and merchant fraud

     Disputes between a cardholder and a merchant periodically arise as a result of cardholder dissatisfaction with merchandise quality or merchant services and the disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase price is refunded by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk and estimates its potential loss for chargebacks based on historical experience. A provision for these estimated losses is provided in the same period as the related revenues.

Income taxes

     The liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The tax benefit of deductible temporary differences is reflected within the various components of deferred tax assets and recognized if the realization thereof is more likely than not (Note 15).

Earnings per share

     Earnings per share for fiscal 1995, 1996 and 1997 is calculated based on weighted average shares of common stock outstanding of 27,105,717, 34,705,437 and 41,143,856 respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earning per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (APB 15). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim periods and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ended January 31, 1998. Management believes the provisions of this statement will not have a material effect on earnings per share.

                               PMT SERVICES, INC.

Stock splits

     On December 14, 1995 the Board of Directors approved a two-for-one stock split and on May 17, 1996 approved a three-for-two stock split, each to be affected in the form of a stock dividend. The stock splits for December 14, 1995 and May 17, 1996 were effective for shareholders of record at the close of business on December 29, 1995 and May 28, 1996, respectively. All earnings per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the stock splits for all periods presented. Additionally, all share information stated in Note 10 has been adjusted to give retroactive effect to the stock splits.

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

NOTE 3 - ACQUISITIONS:

Operating Business Acquisitions

     During fiscal 1996, the Company began issuing common stock to acquire operating businesses with both existing merchant portfolios and sales organizations capable of generating new accounts.

     In fiscal 1996 and 1997, the Company consummated nine operating business acquisitions by issuing common stock in exchange for all the outstanding common stock of the companies acquired. These transactions were accounted for as poolings of interest. Six of these transactions were considered material for restatement and are summarized below:

Company Acquired                              Date         Shares Issued

Martin Howe Associates, Inc. (MHA)      July 1, 1996             594,011
Fairway Marketing Group (Fairway)       December 23, 1996        424,999
Bancard Systems, Inc. (BSI)             January 27, 1997       3,131,250
Retail Payment Services, Inc. (RPS)     January 30, 1997         567,519
Eric Krueger, Incorporated (Krueger)    June 3, 1997             579,000
LADCO Financial Group, Inc. (LFG)       July 14, 1997          1,463,414


     PMT's consolidated financial statements have been restated to include the accounts of the above named entities for all periods presented by including the historical results of these entities. The historical results of these six pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Significant, unusual and non-recurring costs affecting fiscal 1996 operating results of the pooled entities include a single fraud loss of $890,000, recognition of $400,000 in asset impairment losses in one entity, and executive bonuses of $330,000 (totaling approximately $1 million after-tax or $0.02 per share). Although PMT incurs merchant fraud losses each year, and recognizes an accrual each year for such possibilities, the Company's annual loss experience historically has been significantly less than the loss referenced to above. Additionally, no further asset impairment losses are expected from any of the assets acquired as a result of these operating business acquisitions. The historical results do not purport to be indicative of results which may occur in the future.

                               PMT SERVICES, INC.

     MHA had a calendar year end and, accordingly, the MHA statements of income for the years ended December 31, 1994, and 1995 have been combined with the Company's statements of income for the fiscal years ended July 31, 1995 and 1996, respectively. In order to conform MHA's year end to the Company's fiscal year end, results of operations for MHA for the six- month period ended June 30, 1996 have been excluded from the consolidated statement of income for the fiscal year ended July 31, 1996. Accordingly, an adjustment has been made in fiscal year 1996 to retained earnings for the exclusion of the net loss of $356,914 for such six-month period. MHA's results of operations for this six-month period include revenues of $10,743,645, expenses of $11,022,698 and net loss before provision of income taxes of $279,053.

     Fairway, RPS and Krueger were Subchapter S Corporations for income tax purposes; therefore, these entities did not pay U.S. federal income taxes. These entities will be included in the Company's U.S. federal income tax return effective from the date of merger.

     Separate revenues, net income and related per share amounts of the acquired operating businesses for the periods prior to the mergers are presented in the following table. In addition, the table includes unaudited pro forma net income and earnings per share amounts which reflect pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

                                        Year Ended      Year Ended      Year Ended
                                      July 31, 1995   July 31, 1996   July 31, 1997
                                      --------------  --------------  --------------

Revenues
 PMT                                   $ 75,242,866    $136,254,139    $240,756,047
 LFG                                      8,860,400      11,008,144      12,881,617
 MHA                                     13,764,195      13,585,887              --
 BSI                                     16,808,554      21,540,196      12,218,404
 Fairway                                 18,072,187      19,524,072       7,125,352
 Other                                    6,791,030      12,978,788      11,232,012
                                       ------------    ------------    ------------
Revenues, as reported                  $139,539,232    $214,891,226    $284,213,432
                                       ============    ============    ============

Net Income (Loss)
 PMT                                   $  4,032,000    $  8,952,399    $ 13,805,887
 LFG                                        917,608       1,024,212       1,318,778
 MHA                                       (391,845)       (327,023)             --
 BSI                                        236,002         287,669         745,665
 Fairway                                    164,381        (858,125)        183,262
 Other                                      494,622       1,146,411         345,160
                                       ------------    ------------    ------------
Net income, as reported                   5,452,768      10,225,543      16,398,752
Pro forma tax effect of Subchapter
  S Corporations                           (256,032)       (115,325)       (268,666)
                                       ------------    ------------    ------------
Pro forma net income                   $  5,196,736    $ 10,110,218    $ 16,130,086
                                       ============    ============    ============


                               PMT SERVICES, INC.

Earnings per share:
  As reported                   $0.20       $0.29     $0.40
  Pro forma                     $0.19       $0.29     $0.39

     In addition to these six transactions, the Company completed three separate operating business acquisitions during fiscal 1997 with three unrelated entities by issuing an aggregate of 2,900,000 shares of its common stock in exchange for all the outstanding stock of the three entities. On an individual basis these transactions were not considered material for retroactive restatement.

Asset Purchases

     The Company purchases merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. The Company purchased nine merchant portfolios in fiscal 1995, four merchant portfolios in fiscal 1996 and eight merchant portfolios in fiscal 1997. These acquisitions were accounted for as purchase transactions, and accordingly, the operating results of the merchant portfolios are included in the Company's results of operations from the effective dates of the acquisitions.

     In connection with the purchase of merchant portfolios, the Company may enter into a noncompetition agreement with the sellers of the portfolios. In such cases, a portion of the purchase price of each merchant portfolio is allocated to the related noncompetition agreement (Note 7). Amortization expense related to purchased merchant portfolios was $2,283,638, $5,642,084 and $8,886,428 in fiscal 1995, 1996 and 1997, respectively.

     Individually significant purchase transactions are as follows:

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

                               PMT SERVICES, INC.

     In connection with the purchase, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in stock warrants to purchase 120,000 shares of the Company's common stock currently held by a shareholder of ABC. Additionally, beginning June 1995, the Company's primary processing bank required a security deposit of $1,500,000 for a period of six months due to the conversion of other merchant portfolios to this bank. Approximately $1,000,000 plus accrued interest was returned to the Company in March 1996. A sum of $500,000 will remain on deposit with this primary processing bank as long as the Company participates in the bank's Association Marketing Agreement. This amount is included in intangible and other assets on the Company's balance sheet at July 31, 1997.

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

     Unaudited pro forma operating results are presented below to provide additional information relative to the potential effect upon the Company's operations of significant acquisitions. Pro forma information is provided only for acquisitions meeting certain size and other requirements set forth by the Securities and Exchange Commission. Each of the above acquisitions meet these requirements and are included in the unaudited pro forma summary for the periods specified below. There were no asset purchases which met the significance requirements in fiscal 1997.

                               PMT SERVICES, INC.

                                  EFFECTIVE            INCLUDED IN
                                   DATE OF          PRO FORMA RESULTS
                                  PURCHASES       BEGINNING FISCAL YEAR
                                  ---------       ---------------------

       ABC                     April 1, 1995              1995
       TermNet                  July 1, 1995              1995
       CPS                      July 1, 1995              1995
       Imperial              October 1, 1995              1995
       UMB                     March 1, 1995              1995

     These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the purchases been made at the beginning of fiscal 1995 or fiscal 1996, or of results which may occur in the future.

                                         PRO FORMA             PRO FORMA
                                        YEAR ENDED             YEAR ENDED
                                       July 31, 1995          JULY 31, 1996
                                      ---------------       ---------------

Revenues                               $212,376,315           $235,222,557
Net income                             $  3,896,695           $ 10,320,854

Earnings per share                            $0.14                  $0.30

  Actual results during fiscal 1997 were not materially different than pro forma results.

NOTE 4 - NET INVESTMENT IN DIRECT FINANCE LEASES:

                                                                                                    JULY 31,
                                                                                          ----------------------------
                                                                                               1996            1997
                                                                                           ------------   ------------
Minimum lease payments.................................................................    $ 45,674,278   $ 48,501,795
Residual values - unguaranteed.........................................................       5,773,731      5,725,153
Allowance for doubtful accounts........................................................      (1,659,203)    (2,481,981)
                                                                                           ------------   ------------
Net minimum lease payments receivable..................................................      49,788,806     51,744,967
Unearned income........................................................................     (17,422,781)   (17,858,333)
                                                                                           ------------   ------------
Net investment in direct financing leases..............................................    $ 32,366,025   $ 33,886,634
                                                                                           ============   ============

 Changes in the allowance for doubtful accounts were as follows:

                                                                                                   For the year ended July 31,
                                                                                           ----------------------------------------
                                                                                                1995           1996         1997
                                                                                           ------------   ------------  -----------
Balance at beginning of year                                                               $  1,513,455   $  1,017,459  $ 1,659,203
Provision for bad debt expense                                                                1,433,390      2,132,542    2,389,962
Charged off lease contracts                                                                  (2,487,772)    (1,637,744)  (2,043,331)
Bad debt recoveries                                                                             558,386        146,946      476,147
                                                                                           ------------   ------------  -----------
Balance at end of year                                                                     $  1,017,459   $  1,659,203  $ 2,481,981
                                                                                           ============   ============  ===========

                               PMT SERVICES, INC.

     At July 31, 1997, minimum lease payments receivable, including estimated residual values receivable, are due as follows:

                                  Unguaranteed
                      Minimum       residual
                   lease payments    values
                     receivable    receivable
                   --------------  -----------
     1998             $20,376,671   $  176,456
     1999              15,434,230      565,691
     2000               9,402,650    2,187,321
     2001               3,043,504    2,416,606
     Thereafter           244,740      379,079
                      -----------   ----------
                      $48,501,795   $5,725,153
                      ===========   ==========


     The Company's experience indicates a portion of the leases will terminate at dates other than the end of the contractual lease period. Accordingly, the foregoing table should not be regarded as a forecast of future collections.

NOTE 5 - PROPERTY AND EQUIPMENT:
                                                 JULY 31,
                                        --------------------------
                                            1996          1997
                                        ------------  ------------
Office equipment......................  $ 5,422,730   $ 9,047,142
Credit card terminals held for lease..    1,640,538     3,913,614
Office furniture and fixtures.........      702,494       856,104
Leasehold improvements................      124,766       205,253
                                        -----------   -----------
                                          7,890,528    14,022,113
 Less:  accumulated depreciation......   (2,787,301)   (4,867,160)
                                        -----------   -----------
                                        $ 5,103,227   $ 9,154,953
                                        ===========   ===========

     In addition to the direct financing leases described in Note 4, the Company leases point-of-sale terminals to merchants under operating leases on a month-to-month basis. Depreciation expense on all of the Company's property and equipment totaled $465,398, $1,074,644 and $1,949,774 in fiscal 1995, 1996 and
1997, respectively.

NOTE 6 - NOTE RECEIVABLE:

     The Company entered into a leasing arrangement in March 1997 for a portion of the office space in a building that will serve as the Company's corporate headquarters completed in September 1997. The Company has advanced funds to an independent developer who purchased the building and is responsible for its renovation. The loan provided by the Company has a maximum available balance of $13,300,000 which bears interest at 5% (comparable to invested funds), payable monthly in arrears. The loan amount is being advanced in various draws by the building owner based on certain achieved milestones in the renovation. The outstanding principal balance at July 31, 1997 is $8,773,330. The Company's note receivable is secured by

                               PMT SERVICES, INC.

a first lien on the property and has a term of ten years. The Company obtained an independent appraisal of the property in determining its fair value for the purpose of classifying the related leasing transaction in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases. The lease has a term of ten years and is classified as an operating lease. The Company's minimum lease commitment related to the property is included in Note 13 - Leases.

NOTE 7 - INTANGIBLE AND OTHER ASSETS:
                                                           July 31,
                                                   ------------------------
                                                       1996         1997
                                                   -----------  -----------
Noncompetition agreements........................   $3,345,193  $ 4,068,352
Restricted cash..................................    3,329,913    7,724,597
Notes receivable from shareholders...............           --    2,513,186
Prepaid processing costs.........................           --    1,307,330
Deferred finance costs...........................      585,360      526,666
Other............................................      626,424    1,405,239
                                                    ----------  -----------
                                                    $7,886,890  $17,545,370
                                                    ==========  ===========


     Intangible and other assets include noncompetition agreements with various sellers of merchant portfolios purchased by the Company (Note 3).

     Amortization expense related to noncompetition agreements was $465,147, $860,323 and $1,243,676 in fiscal 1995, 1996 and 1997, respectively.
Accumulated amortization of noncompetition agreements was $1,703,680 and $2,947,356 at July 31, 1996 and 1997, respectively.

     Restricted cash represents funds withheld by certain processing banks pursuant to processing agreements to cover potential merchant losses or by lending institutions pursuant to loan agreements to provide additional collateral.

     Amortization of deferred finance costs included in interest expense was $580,665, $550,318 and $607,642 in fiscal 1995, 1996 and 1997, respectively.
Accumulated amortization of deferred finance costs was $1,413,345 and $2,020,987 at July 31, 1996 and 1997, respectively.

                               PMT SERVICES, INC.



NOTE 8- ACCRUED LIABILITIES:
                                                                      July 31,
                                                              ------------------------
                                                                  1996         1997
                                                              -----------  -----------
Income taxes payable........................................  $ 1,696,910  $ 1,030,799
Compensation and payroll taxes..............................      969,817    1,503,250
Reserve for merchant losses.................................    1,459,602    1,093,290
Professional services.......................................      415,477      332,560
Accrued processing costs....................................      238,189      193,640
State franchise taxes payable...............................      356,042           --
Sales and property taxes payable............................      281,429      270,997
Interest payable on long-term debt..........................      144,296       75,056
Sub-ISO deposits............................................           --       63,711
Other.......................................................      489,421      494,105
                                                              -----------  -----------
                                                              $ 6,051,183  $ 5,057,408
                                                              ===========  ===========

NOTE 9 - LONG-TERM DEBT:
                                                                      July 31,
                                                              ------------------------
                                                                  1996         1997
                                                              -----------  -----------
Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash,
  principal and interest at a variable rate based
  on the one month Commercial Paper rate then
  in effect (6.05% at July 31, 1997), are payable
  monthly, with all unpaid principal and interest
  due in May 2003...........................................  $        --  $ 5,258,258

Notes payable, secured by the remaining payment
   stream on certain leases and restricted cash, principal
   and interest at rates ranging from 10.11% to 12.21%
   per annum are payable monthly, with all unpaid
   principle and interest due by April 2000.................   10,237,459    5,084,577

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at 7.22% per annum, are payable monthly,
  with all unpaid and interest due by May 2002..............   13,310,790   18,760,944

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at variable rates based on the one month
  LIBOR rate then in effect (various rates ranging
  from 10.06% to 10.38% at July 31, 1996),
  paid in fiscal 1997.......................................    3,210,195           --


                               PMT SERVICES, INC.


                                                                       JULY 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              -------------  -------------

Notes payable, secured by remaining payment stream
  of certain leases and restricted cash, principal and
  interest at 7.39% per annum, paid in fiscal 1997..........       696,413             --

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at 12.0% per annum are payable monthly,
  with all unpaid principal and interest due by
  March 1999................................................     1,149,487        481,204

Revolving line of credit obligation (maximum available
  balance of $3,000,000), secured by the remaining
  payment stream of certain leases and restricted cash,
  principal and interest at a varable rate based on the prime rate (9.5% at July 31, 1997), are payable monthly, with
  all unpaid principal and interest due on demand...........     1,034,350      1,290,048

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal,
  and interest at 5.17% per annum, paid in fiscal 1997......       642,576             --

Revolving line of credit obligation (maximum available balance of $1,500,000), secured by the remaining payment stream
  of certain leases and restricted cash, principal and
  interest at a variable rate based on the prime rate
  (10.0% at July 31, 1997), are payable monthly, with all
  unpaid principal and interest due by May 1998.............       996,545        346,457

Other debts repaid in 1997 or subsequent to
  acquisitions..............................................     1,049,991             --

Other.......................................................         5,000        185,895
                                                              ------------   ------------
Total long-term debt........................................    32,332,806     31,407,383
      Less:  current portion                                   (13,281,646)   (14,516,369)
                                                              ------------   ------------
                                                              $ 19,051,160   $ 16,891,014
                                                              ============   ============


                               PMT SERVICES, INC.

     The Company entered into an agreement on March 22, 1994 for a $12,500,000 revolving line of credit and $2,368,000 bridge loan. This credit facility was amended and restated on May 31, 1995, July 18, 1995 and January 31, 1997, increasing the revolving line of credit to $20,000,000 and terminating the bridge loan. The current amendment expires January 31, 1998. Borrowings, if any, under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for general corporate purposes.

     Maturities of long-term debt are as follows as of July 31, 1997:

          Year Ending
            July 31,
          ------------
             1998                        $14,516,369
             1999                          9,115,484
             2000                          5,209,256
             2001                          1,610,339
             2002                            579,164
             Thereafter                      376,771
                                         -----------
                                         $31,407,383
                                         ===========

NOTE 10 - SHAREHOLDERS' EQUITY:

  Changes in the shares of the Company's common stock are as follows:


 Outstanding at July 31, 1994..........................................    4,381,063
 Shares issued.........................................................    2,420,872
 Exercise of put options...............................................    1,922,372
 Exercise of options and warrants......................................      164,684
                                                                         -----------
 Outstanding at July 31, 1995..........................................    8,888,991
 Shares issued.........................................................    5,851,961
 Exercise of options...................................................       44,805
 Stock dividends.......................................................   23,692,517
                                                                         -----------
 Outstanding at July 31, 1996..........................................   38,478,274
 Shares issued.........................................................    2,900,966
 Exercise of options...................................................      369,468
                                                                         -----------
 Outstanding at July 31, 1997..........................................   41,748,708
                                                                         ===========

     Shares of common stock issued in operating business acquisitions accounted for as poolings of interests, for which the financial statements have been restated, have been reflected as outstanding on a pre-split basis for all periods presented above.

     The Company's shareholders approved an increase in the amount of authorized shares of Common Stock of the Company from 40,000,000 shares to 100,000,000 shares at the Company's December 16, 1996 Annual Meeting of Shareholders.

                               PMT SERVICES, INC.

NOTE 11 - STOCK OPTIONS AND WARRANTS:

     The Company has an incentive stock option plan, whereby the Company has reserved for issuance upon exercise of stock options a maximum of 3,795,000 shares of the Company's common stock. In addition to certain other provisions, the plan provides for the option price of the shares to be determined by the Board of Directors or their designees at the date of the grant provided, however, that in the case of incentive stock options, the option price shall be no less than 100% of the fair market value of the common stock on such date (110% in the case of an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company). In the case of nonstatutory stock options, the option price shall be no less than 85% of the fair market value of the common stock on the date of grant.

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

     In May 1994, the Company adopted an outside director stock option plan and amended the plan at the December 1995 annual shareholders' meeting. The plan provides for the grant of non-qualified stock options to outside directors and authorizes the issuance of up to 300,000 shares of common stock pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. Options were granted to each outside director on the effective date of the Offering to purchase 30,000 shares of the Company's common stock for a total of 120,000 shares (Note 2). Options granted under the plan are exercisable one-fourth each on the first, second, third and fourth anniversaries of the grant date and expire ten years after the grant date.

     The Company adopted Statement of Financial Accounting Standards No. 123-- Accounting for Stock Based Compensation (SFAS 123) as of August 1, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                               PMT SERVICES, INC.

                                            1995        1996         1997
                                         ----------  -----------  -----------
     Net income as reported              $5,452,768  $10,225,543  $16,398,752

     Pro forma net income                 5,148,588    9,593,109   15,037,710

     Earnings per share as reported            0.20         0.29         0.40

     Pro forma earnings per share              0.19         0.28         0.37

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                            1995        1996           1997
                                         ----------  ----------  ------------
     Expected dividend yield                     0%          0%            0%
     Expected stock price volatility          40.8%       42.5%         47.4%
     Risk-free interest rate              7.3%-7.8%   5.7%-6.8%     6.3%-6.9%
     Expected life of options            6.7 years   6.7 years     6.7 years


     The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 was $1.46, $5.88 and $9.45 per option, respectively.

                                                                 WEIGHTED AVERAGE
                                         NUMBER OF SHARES         EXERCISE PRICE
                                         ----------------        ----------------
Outstanding at July 31, 1994.............     458,700               $    0.88

  Granted................................   1,400,724                    2.68
  Exercised..............................    (103,872)                   0.99
  Terminated.............................      (5,196)                   1.13
                                          -----------               ---------

Outstanding at July 31, 1995.............   1,750,356               $    2.31

  Granted................................     551,500                   10.79
  Exercised..............................    (119,775)                   1.26
  Terminated.............................    (265,052)                   2.73
                                          -----------               ---------

Outstanding at July 31, 1996.............   1,917,029               $    4.76

  Granted................................     410,500                   16.29
  Exercised..............................    (369,468)                   2.12
  Terminated.............................     (77,640)                   9.66
                                          -----------               ---------

Outstanding at July 31, 1997.............   1,880,421               $    7.59
                                          ===========               =========


                               PMT SERVICES, INC.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding       Options Exercisable
                                     -------------------       -------------------
                                  Weighted
                                  Average       Weighted                    Weighted
 Range of                         Remaining      Average                     Average
 Exercise          Number        Contractual    Exercise       Number       Exercise
  Prices         Outstanding        Life         Price       Exercisable      Price
-----------      -----------     -----------   ---------     -----------    -------
$0.83-$1.13          77,950         4.7          $ 0.94        77,950       $ 0.94

$2.67-$3.54         914,956         7.0          $ 2.63       361,866       $ 2.67

$5.96-$8.78         132,240         8.3          $ 7.75        23,280       $ 8.00

$9.17-$13.75        470,000         8.9          $11.08        75,500       $10.16

$15.00-22.25        285,275         9.2          $19.33        23,401       $17.92
                  ---------                                   -------
                  1,880,421                                   561,997
                  =========                                   =======

     The Company has granted stock warrants which give the holder the right to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants expire March 22, 2004 (Note 3). In fiscal 1997, the Company granted warrants to purchase 10,000 shares of its common stock at an exercise price of $17.00 per share in conjunction with an immaterial acquisition. These warrants expire September 16, 2006.

NOTE 12 - RETIREMENT PLANS:

     The Company initiated the PMT Services, Inc. 401(k) Retirement Plan, in fiscal 1996. Following the initial enrollment, employees become eligible for participation in the plan on the semi-annual enrollment date following the employee completing 12 consecutive months of employment and 1,000 hours of service or more. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 6% of the employee's annual compensation. The plan expense for fiscal 1996 and 1997 was $64,015 and $114,720, respectively.

                               PMT SERVICES, INC.

NOTE 13 - LEASES:

     The Company leases equipment and office space under noncancellable operating leases. Rent expense approximated $964,831, $1,175,073 and $1,621,296 during fiscal 1995, 1996 and 1997, respectively. Office space was leased from a partnership comprising two of the Company's shareholders during a portion of 1995. Rent expense paid to shareholders for office space amounted to $54,000 during fiscal 1995. This office space lease agreement terminated in 1995 and the Company relocated. None of the Company's current office space is with a related party. In March 1997, the Company entered into a leasing arrangement for a portion of the office space in a building that will serve as the Company's corporate headquarters (Note 6). Future minimum payments under all noncancellable leases with terms greater than one year at July 31, 1997 are:

                FISCAL YEAR
                  ENDING
                 JULY 31,
                -----------
                   1998           $ 2,895,974
                   1999             3,276,032
                   2000             3,239,272
                   2001             2,560,611
                   2002             1,921,822
                Thereafter          7,558,150
                                  -----------
                                   21,451,861
      Less:  Sublease rentals      (2,635,858)
                                  -----------
                                  $18,816,003
                                  ===========

NOTE 14 - OTHER INCOME (EXPENSE) - NET:

     The Company recorded a non-taxable gain of $1,000,000 in the fourth quarter of fiscal 1996 for the receipt of insurance proceeds on the life of the former Chief Financial Officer of the Company. Additionally, the Company has included in this line item all non-recurring transaction costs related to operating business acquisitions, which were accounted for as poolings of interest.

     During fiscal 1997, LFG recorded a charge of $367,000 related to the buyout of a consulting agreement due to the death of their former Chief Financial Officer. This charge occurred prior to the effective date of the merger with this entity and is included in other expense on a restated basis.

                               PMT SERVICES, INC.

NOTE 15 - INCOME TAXES:

The provision for income taxes comprises the following:

                                                                 Year ended July 31,
                                                        --------------------------------------
                                                           1995         1996          1997
                                                        -----------  -----------  ------------
 Current tax expense:
   Federal...........................................   $2,425,471   $5,395,173   $ 8,955,618
   State.............................................      517,847    1,042,180     1,616,868
                                                        ----------   ----------   -----------
                                                         2,943,318    6,437,353    10,572,486
                                                        ----------   ----------   -----------

 Deferred tax benefit:
   Federal...........................................      143,946     (470,526)     (935,449)
   State.............................................       76,500      (30,469)      (19,521)
                                                        ----------   ----------   -----------
                                                           220,446     (500,995)     (954,970)
                                                        ----------   ----------   -----------
 Increase in valuation
   allowance.........................................      137,288      194,831            --
                                                        ----------   ----------   -----------
                                                        $3,301,052   $6,131,189   $ 9,617,516
                                                        ==========   ==========   ===========

The Company's effective tax rate differs from the statutory rate as follows:


                                                                 Year ended July 31,
                                                        -------------------------------------
                                                           1995         1996          1997
                                                        ----------   ----------   -----------
 Federal tax at statutory rate.......................         34.0%        34.0%         35.0%
 Increase (decrease) in taxes
  resulting from:
   State income taxes (net
    of federal tax benefit)..........................          4.5          4.1           4.0
   Valuation allowance                                         1.6          1.2           0.0
   Other.............................................         (2.4)        (1.8)         (2.0)
                                                        ----------   ----------   -----------
                                                              37.7%        37.5%         37.0%
                                                        ==========   ==========   ===========

     Deferred income taxes under Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at July 31, 1996 and 1997 are as follows:

                               PMT SERVICES, INC.

                                                     JULY 31,
                                           ----------------------------
                                               1996           1997
                                           -------------  -------------
    Current tax assets:
      Compensation liabilities...........  $     30,897   $     31,645
      Loss reserves......................       858,343      1,386,971
      Other..............................        56,694        124,763
                                           ------------   ------------
    Net current tax assets...............  $    945,934   $  1,543,379
                                           ============   ============

    Noncurrent tax assets:
      Leased equipment...................    10,646,486     12,799,951
      Unearned income....................     7,143,341      8,005,899
      Merchant portfolio amortization....     1,586,194      3,345,402
      Operating loss carryforwards and
       AMT credits.......................     1,222,814      1,299,321
      Other..............................       182,442        182,442
                                           ------------   ------------
                                             20,781,277     25,633,015
    Valuation allowance..................      (332,119)      (332,119)

    Noncurrent tax liability:
      Gross lease receivable.............   (18,726,454)   (21,743,354)
      Residual values....................    (2,367,230)    (2,566,975)
      Depreciation.......................      (242,327)      (517,919)
      Residual value of sold portfolios..            --       (788,371)
      Other..............................      (107,868)      (309,054)
                                           ------------   ------------
                                            (21,443,879)   (25,925,673)
                                           ------------   ------------
     Net noncurrent tax liability........  $   (994,721)  $   (624,777)
                                           ============   ============


     As of July 31, 1997, the Company has approximately $3,000,000 of federal and state net operating loss carryforwards and AMT credits available to offset future taxable income of certain subsidiaries of the Company. These carryforwards and credits expire at various dates through fiscal 2005. A valuation allowance has been established for these net operating losses and AMT credits as utilization is not reasonably assured.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

     In addition to the third-party debt guaranty and operating leases described in Notes 3 and 13 above, the Company is subject to the following commitments and contingencies described herein.

     The Company entered into an agreement in July 1995 to purchase the rights to service merchant accounts to be generated by another independent sales and service provider ("service

                               PMT SERVICES, INC.

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

NOTE 17 - SUBSEQUENT EVENTS:

     On October 2, 1997, the Company consummated an operating business acquisition by issuing 3,870,988 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. The transaction will be accounted for as a pooling of interests. Unaudited pro forma results assuming this acquisition had been consummated as of the beginning of the earliest period presented are as follows:

                                PMT SERVICES, INC.

                        Pro forma      Pro forma      Pro forma
                       year ended     year ended     year ended
                      July 31, 1995  July 31, 1996  July 31, 1997
                      -------------  -------------  -------------

Revenues               $157,285,005   $246,742,712   $325,040,454

Net Income                6,039,927     11,405,167     19,054,451

Earnings per share             0.20           0.30           0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

            NAME          AGE                   POSITION
            ----          ---                   --------
Richardson M. Roberts...   39  Chairman of the Board and Chief Executive Officer
Gregory S. Daily........   38  President, Treasurer and Director
Clay M. Whitson.........   39  Vice-President of Finance and Chief Financial Officer
Joseph T. Stewart, Jr...   58  Chief Operating Officer
Vickie G. Johnson.......   38  Chief Accounting Officer, Secretary and Controller

     Mr. Roberts has served as Chief Executive Officer of the Company, Chairman of the Board and a director since co-founding the Company in August 1984. Mr. Roberts also served as President of the Company from August 1984 to December 1995. Mr. Roberts was previously employed with Comdata Network, Inc. as a national sales representative.

     Mr. Daily has served as Treasurer and a director of the Company since co-founding the Company in August 1984. Mr. Daily also served as Vice-President and Chief Operating Officer of the Company from August 1984 to December 1995, and currently serves as President and Treasurer of the Company. Mr. Daily was previously employed with Comdata Network, Inc. as a telemarketing representative.

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

DIRECTORS

     Information with respect to the Company's directors is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 19, 1997.

COMPLIANCE WITH REPORTING REQUIREMENTS OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 19, 1997, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 19, 1997, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated herein by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 19, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated herein by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 19, 1997.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Item 8 of Form 10-K:

     (1)   Financial Statements:
           --------------------
           Report of Independent Accountants
           Consolidated Balance Sheets as of July 31, 1997 and July 31, 1996 Consolidated Statements of Income, each of the three years ended
            July 31, 1997
           Consolidated Statements of Changes in Shareholders' Equity,
            each of the three years ended July 31, 1997
           Consolidated Statement of Cash Flows, each of the three years ended
            July 31, 1997
           Notes to Consolidated Financial Statements

     (2)   Financial Statement Schedules:                     Page
           -----------------------------
           Independent Auditors' Report on
             Financial Statement Schedule...................   64
           Schedule II - Reserve for Merchant Losses
             and Allowance for Bad Debts....................   65

           The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

     (3)   Supplemental Financial Statements:
           ---------------------------------
           Report of Independent Accountants
           Consolidated Balance Sheets as of July 31, 1997 and July 31, 1996 Consolidated Statements of Income, each of the three years ended
            July 31, 1997
           Consolidated Statements of Changes in Shareholders' Equity,
            each of the three years ended July 31, 1997
           Consolidated Statement of Cash Flows, each of the three years ended
            July 31, 1997
           Notes to Consolidated Financial Statements

     (4)   Supplemental Financial Statement Schedules:
           -------------------------------------------
           Independent Auditors' Report on
             Financial Statement Schedule
           Schedule II - Reserve for Merchant Losses and Allowance for Bad Debts

           The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

     (5)   Other Supplemental Information:
           -------------------------------
           Quarterly Information for each of the two years ended July 31, 1997 Five year Selected Financial Data


     (7)   Exhibits

           The index to Exhibits is at page 101.

(b)        Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated July 18, 1997 discussing a business combination requiring retroactive effect in the consolidated financial statements (as amended by Form 8-K/A(1) and Form 8-K/A(2), each filed July 29, 1997, and Form 8-K/A(3) filed September 16, 1997).

           The Company filed a Current Report on Form 8-K dated October 10, 1997 discussing a business combination requiring retroactive effect in the consolidated financial statements (as amended by Form 8-K/A filed October 14, 1997).

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
 of PMT Services, Inc.



Our audits of the consolidated financial statements referred to in our report dated September 23, 1997, appearing on page 30 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP


Nashville, TN
September 23, 1997, except as to
     NOTE 17 which describes the
     pooling of interests with
     Bancard, Inc. which is
     as of October 2, 1997

                                                                     Schedule II


                               PMT SERVICES, INC.

                          RESERVE FOR MERCHANT LOSSES


               BALANCE AT                                             BALANCE AT
               BEGINNING                                                END OF
FISCAL YEAR    OF PERIOD   ADDITIONS(1)    OTHERS(2)   DEDUCTIONS(3)    PERIOD
-------------  ----------  -------------  -----------  -------------  ----------

    1995       $  444,759  $  520,245           --     $  408,331     $  556,673

    1996       $  556,673  $1,653,705           --     $  750,776     $1,459,602

    1997       $1,459,602  $1,858,256     $284,906     $2,509,474     $1,093,290

______________________

(1) Additions represent amounts charged to expense during the respective periods.

(2) Other represents additions from immaterial operating business acquisitions, during the respective periods.

(3) Deductions represent actual chargebacks incurred by the Company during the respective periods.




                            ALLOWANCE FOR BAD DEBTS

               BALANCE AT                                             BALANCE AT
               BEGINNING                                                END OF
FISCAL YEAR    OF PERIOD   ADDITIONS(1)    OTHER(2)    DEDUCTIONS(3)    PERIOD
-------------  ----------  -------------  -----------  -------------  ----------

    1995       $1,513,455  $1,433,390     $558,386     $2,487,772     $1,017,459

    1996       $1,017,459  $2,132,542     $146,946     $1,637,744     $1,659,203

    1997       $1,659,203  $2,389,962     $476,147     $2,043,331     $2,481,981

______________________

(1) Additions represent amounts charged to expense during the respective periods.

(2)  Other represents recoveries by the Company during the respective periods.

(3) Deductions represent actual write-offs recorded by the Company during the respective periods.

                               PMT SERVICES, INC.

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET

                                                                          July 31,
                                                                 ---------------------------
                                                                     1996           1997
                                                                 -------------  ------------
     ASSETS
Current assets:
  Cash and  cash equivalents...........................          $109,351,788   $ 23,810,173
  Investments..........................................                    --     49,167,521
  Accounts receivable..................................             9,402,725     18,303,296
  Current portion of net investment in finance leases..            10,331,271      9,249,753
  Inventory............................................             1,338,118      1,818,613
  Deferred income taxes................................               945,934      1,543,379
  Other current assets.................................             1,061,855      2,061,295
                                                                 ------------   ------------
   Total current assets................................           132,431,691    105,954,030
  Purchased merchant portfolios, net of accumulated
   amortization of $9,668,708 and $18,689,846..........            62,075,590     84,343,006
  Long-term portion of net investment in finance leases            22,034,754     24,636,881
  Property and equipment, net..........................             6,667,474      9,379,056
  Long-term note receivable............................                    --      8,773,330
  Intangible and other assets..........................             8,082,356     17,989,726
                                                                 ------------   ------------
   Total assets........................................          $231,291,865   $251,076,029
                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................          $ 13,456,646   $ 14,516,369
  Accounts payable.....................................             4,944,124      9,608,347
  Accrued liabilities..................................             6,864,404      5,721,670
  Deferred revenues....................................               230,496        291,493
                                                                 ------------   ------------
   Total current liabilities                                       25,495,670     30,137,879
  Long-term debt.......................................            21,071,884     18,564,658
  Deferred income taxes................................               994,721        624,777
                                                                 ------------   ------------
   Total liabilities...................................            47,562,275     49,327,314
                                                                 ------------   ------------

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized:
    10,000,000 shares; no shares outstanding
 Common stock, $0.01 par value, authorized:
    100,000,000 shares; outstanding:
    43,126,894 and 45,618,488 shares...................               431,269        456,185
 Additional paid-in capital............................           166,843,991    171,129,805
 Treasury stock, at cost:  7,788 shares in 1996........            (2,093,152)             0
 Accumulated earnings..................................            18,547,482     30,162,725
                                                                 ------------   ------------
                                                                  183,729,590    201,748,715
                                                                 ------------   ------------
Commitments and contingent liabilities (Notes 3, 13
  and 16)
   Total liabilities and shareholders' equity..........          $231,291,865   $251,076,029
                                                                 ============   ============

  The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

                 SUPPLEMENTAL CONSOLIDATED STATEMENT OF INCOME


                                                      Year ended July 31,
                                          -------------------------------------------
                                              1995           1996           1997
                                          -------------  -------------  -------------

 Revenues...............................  $157,285,005   $246,742,712   $325,040,457
 Cost of revenues                          110,671,191    178,036,354    235,641,951
                                          ------------   ------------   ------------
     Gross margin.......................    46,613,814     68,706,358     89,398,506
                                          ------------   ------------   ------------

 Selling, general and administrative
     expenses...........................    28,101,479     37,958,846     41,869,703
 Depreciation and amortization expense..     3,772,872      7,913,535     12,804,471
 Provision for merchant loss and bad
     debt expense.......................     2,056,355      4,055,591      4,395,497
 Stock award compensation...............       241,477             --             --
 Non-recurring operating expense........            --             --        593,626
                                          ------------   ------------   ------------
                                            34,172,183     49,927,972     59,663,297
                                          ------------   ------------   ------------

 Income from operations.................    12,441,631     18,778,386     29,735,209
 Interest income........................       313,073      2,107,547      5,226,188
 Interest expense.......................    (3,413,725)    (4,053,473)    (4,045,639)
 Other income (expense), net............            --        703,896     (2,243,792)
                                          ------------   ------------   ------------
 Income before provision for income
     taxes..............................     9,340,979     17,536,356     28,671,966
 Provision for income taxes.............     3,301,052      6,131,189      9,617,516
                                          ------------   ------------   ------------

     Net income.........................  $  6,039,927   $ 11,405,167   $ 19,054,450
                                          ============   ============   ============

 Earnings per share.....................  $       0.20   $       0.30   $       0.42
                                          ============   ============   ============


  The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.
     SUPPLEMENTAL CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 Additional                                 Accumulated       Total
                                     Common        Paid-in       Treasury      Unearned       Earnings    Shareholders'
                                      Stock        Capital        Stock      Compensation    (Deficit)        Equity
                                   ----------   ------------   -----------   ------------   -----------   -------------
Balance at July 31, 1994.........  $   59,305   $  2,118,956   $   (42,000)     $(241,477)  $ 3,747,084    $  5,641,868

  Stock awards vested............                    926,597                      241,477                     1,168,074
  Shares issued..................      24,209     15,891,283                                                 15,915,492
  Expiration of put options on
    redeemable common stock......      19,224      6,502,083                                                  6,521,307
  Stock warrants exercised.......       1,301        418,615                                                    419,916
  Stock options exercised........         346        106,582                                                    106,928
  Acquire majority interest in...
    subsidiary...................                                                              (510,545)       (510,545)
  Purchase of treasury stock.....                                  (32,500)                                     (32,500)
  Reissuance of treasury stock...                     (6,000)        6,000                                           --
  Distributions of Subchapter S
    Corporations prior to
    poolings.....................                                                              (524,614)       (524,614)
  Net income for the year........                                                             6,039,927       6,039,927
                                   ----------   ------------   -----------   ------------   -----------   -------------

Balance at July 31, 1995.........     104,385     25,958,116       (68,500)            --     8,751,852      34,745,853

  Shares issued..................      58,520    140,746,488                                                140,805,008
  Stock options exercised........         448        475,803                                                    476,251
  Stock splits...................     267,916       (267,916)                                                        --
  Purchase of treasury stock.....                               (2,093,152)                                  (2,093,152)
  Reissuance of treasury stock...                    (68,500)       68,500                                           --
  Minority shareholders'
   contribution..................                                                               120,000         120,000
  Martin Howe fiscal year
   conversion....................                                                              (356,914)       (356,914)
  Distributions of Subchapter S
   Corporations prior to
   poolings......................                                                            (1,372,623)     (1,372,623)
  Net income for the year........                                                            11,405,167      11,405,167
                                   ----------   ------------   -----------   ------------   -----------   -------------

Balance at July 31, 1996.........     431,269    166,843,991    (2,093,152)            --    18,547,482     183,729,590

 Shares issued...................          10         14,844                                                     14,854
 Stock options exercised.........       3,695        771,034                                                    774,729
 August 1996 pooling.............       5,000         (4,000)                                  (115,762)       (114,762)
 March 1997 pooling..............       8,000         (7,000)                                   141,303         142,303
 May 1997 pooling................      16,000      1,074,821                                    213,098       1,303,919
 Cancellation of treasury
   shares........................      (7,789)       (72,624)    2,093,152                   (2,012,739)             --
 Tax benefit from non-
   qualified stock options.......                  1,986,174                                                  1,986,174
 Minority shareholders'
   contribution..................                    522,565                                                    522,565
 Distributions of Subchapter S
   Corporations, prior to
   poolings......................                                                            (5,665,107)     (5,665,107)
 Net income for the year.........                                                            19,054,450      19,054,450
                                   ----------   ------------   -----------   ------------   -----------   -------------

Balance at July 31, 1997.........  $  456,185   $171,129,805            --             --   $30,162,725    $201,748,715
                                   ==========   ============   ===========   ============   ===========   =============

  The accompanying notes are an integral part of these financial statements.

                               PMT SERVICES, INC.

               SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        Year ended July 31,
                                                                       --------------------------------------------------
                                                                               1995              1996           1997
                                                                       --------------------  -------------  -------------
Reconciliation of net income to net cash provided by
  operating activities:
  Net income.........................................................         $  6,039,927   $ 11,405,167   $ 19,054,450
  Martin Howe fiscal year conversion.................................                   --       (356,914)            --
  Adjustments:
   Depreciation and amortization expense.............................            4,353,537      8,450,362     13,412,112
   Provision for merchant losses and bad debt expense................            2,056,355      4,055,591      4,395,497
   Stock award compensation and other................................              241,477             --             --
   Deferred income taxes.............................................              357,734       (306,163)      (954,970)
   Changes in assets and liabilities, excluding the effects of non-restated acquisitions:
     Accounts receivable.............................................           (1,974,181)    (3,227,295)    (8,907,206)
     Inventory.......................................................             (468,679)       (87,959)      (246,264)
     Other assets....................................................           (1,406,363)      (119,006)    (6,455,471)
     Accounts payable................................................               28,427       (107,848)     4,021,848
     Accrued liabilities.............................................             (179,468)     1,134,179     (1,982,023)
     Deferred revenues...............................................             (155,291)       (59,105)       (46,987)
                                                                              ------------   ------------   ------------

       Net cash provided by operating activities.....................            8,893,475     20,801,009     22,290,986
Cash flows from investing activities:
   Purchase of merchant portfolios...................................          (24,752,658)   (32,341,624)   (33,720,014)
   Purchase of property and equipment, net...........................           (2,274,935)    (2,627,903)    (5,182,861)
   Purchase of equipment for leasing.................................          (16,809,608)   (20,865,015)   (19,296,806)
   Purchase of investments, net......................................                   --             --    (49,167,521)
   Acquisitions of businesses, net of cash acquired..................                   --       (312,599)       356,050
   Proceeds from receivable securitization...........................                   --             --      1,076,317
   Amounts received on leases, net of amortized
         unearned income.............................................           10,478,442     12,252,928     14,042,820
                                                                              ------------   ------------   ------------

       Net cash used in investing activities.........................          (33,358,759)   (43,894,213)   (91,892,015)
                                                                              ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt..........................           35,591,026     36,017,752     34,093,211
   Payments on long-term debt........................................          (27,719,029)   (46,284,340)   (38,058,587)
   Proceeds from issuance of common stock............................           17,098,894    140,963,115        789,583
   Issuance of note receivable.......................................                   --             --     (8,773,330)
   Payments to repurchase treasury stock.............................              (32,500)       (12,000)            --
   Proceeds from minority shareholders' contributions................                   --        120,000             --
   Distributions of Subchapter S Corporations........................             (524,614)    (1,372,623)    (3,991,463)
                                                                              ------------   ------------   ------------

       Net cash provided (used) by financing activities..............           24,413,777    129,431,904    (15,940,586)
                                                                              ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents.................              (51,507)   106,338,700    (85,541,615)
Cash and cash equivalents at beginning of year.......................            3,064,595      3,013,088    109,351,788
                                                                              ------------   ------------   ------------

Cash and cash equivalents at end of year.............................         $  3,013,088   $109,351,788   $ 23,810,173
                                                                              ============   ============   ============

Supplemental disclosures of cash flow information:
 Cash paid for income taxes..........................................         $  3,596,249   $  5,772,989   $  9,367,692
 Cash paid for interest..............................................            2,895,940      3,453,909      3,506,217

                               PMT SERVICES, INC.

Supplemental schedule of noncash activities:

     In connection with the purchase of merchant portfolios in fiscal 1995, the Company issued promissory notes totaling $80,500. In connection with three separate operating business acquisitions in fiscal 1997, the Company issued 2,900,000 shares of common stock. The acquisitions were accounted for as poolings of interests which did not require retroactive restatement, because they had an insignificant impact on the Company.

     The Company recognized a tax benefit of $318,517 and $1,986,174 for the years ended July 31, 1996 and 1997, respectively, for the excess of the fair market value at the exercise date over that at the award date for stock options exercised.









  The accompanying notes are an integral part of these financial statements.

                             PMT SERVICES, INC.

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Operations

     The Company markets and services electronic credit card authorization and payment systems to merchants, including sale and leasing of related equipment. The Company provides these services to merchants pursuant to contracts between the Company and various processing banks. Generally, the Company's agreements with the processing banks contain certain aspects of both marketing and service. Although the marketing portion of the agreements is limited as to time, the service portion of substantially all of these agreements is not. The marketing aspects expire at various dates unless renewed automatically, if applicable, or extended by the parties. There can be no assurance that PMT's contractual arrangements with its processing banks will be renewed or that PMT will be able to obtain favorable replacement arrangements, whether upon expiration, termination or otherwise.

Basis of consolidation

     The supplemental consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Interests in the majority-owned subsidiaries are reported using the full consolidation method. All material intercompany balances and transactions are eliminated.

Basis of presentation

     Certain financial statement items, in prior periods, have been reclassified to conform to the current year's presentation. The supplemental consolidated financial statements give retroactive effect to certain acquisitions of operating businesses consummated subsequent to year end but prior to filing of the Company's Annual Report on Form 10-K which were accounted for as a pooling of interests (Note 3).

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

                               PMT SERVICES, INC.

Revenue and cost recognition

     Revenues derived from the electronic processing of transactions (merchant discount rate and related fees) on the credit card authorization equipment are recognized at the time the merchants' transactions are processed. Related commission expense and processing charges are also recognized at that time.

     Revenues related to the direct sale of credit card authorization equipment are recognized when the equipment is shipped. Installation fees related to both the direct sale and the marketing of this equipment are recognized when installation is completed. Fees received in advance of shipment or installation are not recognized as revenue until earned.

     Revenue related to finance leasing of credit card point-of-sale processing equipment are recognized over the term of the lease agreement using the interest method.

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

                               PMT SERVICES, INC.

Investments

     The Company's investments of $49,167,521 are in United States Government Treasury notes for a term less than one year. These investments are classified as held-to-maturity according to Statement of Financial Accounting Standard No. 115 - Accounting for Certain Debt and Equity Securities (SFAS 115), and are carried at amortized cost as determined by specific identification. The fair value of these investments is $49,198,891 at July 31, 1997. No such investments were outstanding at July 31, 1996.

Financial instruments

     The Company has various financial instruments, including cash, time deposits, receivables, accounts payable, revolving credit facilities, accrued liabilities and a hedging contract. Cash, time deposits, receivables, accounts payable and accrued liabilities are settled within a year and are not subject to market rate fluctuations. Revolving credit facilities are at variable market rates. The carrying value of these financial instruments approximates their fair market values. Notes payable with a carrying amount of $34,528,530 at July 31, 1996 and $33,081,027 at July 31, 1997 had a market value of $36,186,641 and
$33,963,585, respectively, using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Hedging contract

     The Company entered a forward rate lock agreement during fiscal 1996 to minimize its exposure to interest rate risk. The notional amount of the agreement totaled $15,000,000. The notional amount does not represent amounts exchanged by parties and, thus, is not a measure of the Company's exposure to loss through its use of these agreements. The hedging contract, with no carrying amount, had a fair value of ($126,563) at July 31, 1996. In fiscal 1997, the Company entered into another forward rate lock agreement in the amount of $20,000,000. Both forward rate lock agreements settled in fiscal 1997 and the amounts exchanged under these agreements had no material impact on the financial statements. Such settlements were deferred and are being amortized, using the effective interest rate method, over the remaining life of the underlying debt hedged. There were no outstanding hedging contracts at July 31, 1997.

     Under the Company's forward rate lock agreements, the Company and the counter party exchange, upon maturity of the agreement, an amount calculated by reference to the agreed notional amount and a specified index. These forward rate lock agreements allow the Company to reduce its exposure to interest rate fluctuations on certain floating rate debt.

                               PMT SERVICES, INC.

Accounts receivable

     Accounts receivable primarily comprise amounts due from processing banks which represent the discount rate and fees earned, after related interchange fees and other processing costs, on transactions processed during the month ending on the balance sheet date. Such balances are received from processing banks approximately 20 days following the end of each month.

Financing leases

     The Company provides direct financing leases and sales-type leases to its customers. The significant difference between the two types of leases is dealer profit recognized by the Company in a sales-type lease. At inception of a lease of point-of-sale equipment, the Company records an investment in direct financing leases which is equal to the total of future lease rentals and the estimated residual value of the leased equipment, less unearned income. The unearned income is the difference between the cost of the equipment and the total of future lease rentals plus the estimated residual value of the leased equipment. Residual value is the estimated proceeds from the sale or lease of the asset at the end of the lease term. Amortization of unearned income is recorded on the interest method. The Company's investment in finance leases is reduced by an allowance for rental payments that are expected to be uncollectible.

Inventory

     Inventory of credit card authorization equipment is stated at the lower of cost or market, with cost being determined by specific identification.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging from 3 to 10 years.

Purchased merchant portfolios

     Purchased merchant portfolios are recorded at acquired cost. Amortization expense is recognized on a straight-line basis over 10 years consistent for acquired entities. Management evaluates purchased merchant portfolios and other long-lived assets for impairment at each balance sheet date through review of actual attrition and projected undiscounted cash flows generated by each merchant portfolio in relation to the unamortized cost of each merchant portfolio. If, upon review, an impairment of the value of the purchased merchant portfolio is indicated, amortization will be accelerated to recognize the diminution in value.

                               PMT SERVICES, INC.

Reserve for chargebacks and merchant fraud

     Disputes between a cardholder and a merchant periodically arise as a result of cardholder dissatisfaction with merchandise quality or merchant services and the disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase price is refunded by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk and estimates its potential loss for chargebacks based on historical experience. A provision for these estimated losses is provided in the same period as the related revenues.

Income taxes

     The liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The tax benefit of deductible temporary differences is reflected within the various components of deferred tax assets and recognized if the realization thereof is more likely than not (Note 15).

Earnings per share

     Earnings per share for fiscal 1995, 1996 and 1997 is calculated based on weighted average shares of common stock outstanding of 30,976,685, 38,576,405 and 45,014,824 respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earning per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (APB 15). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim periods and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ended January 31, 1998. Management believes the provisions of this statement will not have a material effect on earnings per share.

                               PMT SERVICES, INC.

Stock splits

     On December 14, 1995 the Board of Directors approved a two-for-one stock split and on May 17, 1996 approved a three-for-two stock split, each to be affected in the form of a stock dividend. The stock splits for December 14, 1995 and May 17, 1996 were effective for shareholders of record at the close of business on December 29, 1995 and May 28, 1996, respectively. All earnings per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the stock splits for all periods presented. Additionally, all share information stated in Note 10 has been adjusted to give retroactive effect to the stock splits.

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

NOTE 3 - ACQUISITIONS:

Operating Business Acquisitions

     During fiscal 1996, the Company began issuing common stock to acquire operating businesses with both existing merchant portfolios and sales organizations capable of generating new accounts.

     In fiscal 1996, 1997 and 1998, the Company consummated ten operating business acquisitions by issuing common stock in exchange for all the outstanding common stock of the companies acquired. These transactions were accounted for as poolings of interest. The October 2, 1997 acquisition of Bancard, Inc. is subsequent to the Company's fiscal year end. These supplemental consolidated financial statements have been prepared to reflect the restatement of all periods presented. Seven of these transactions were considered material for restatement and are summarized below:

Company Acquired                              Date         Shares Issued

Martin-Howe Associates, Inc. (MHA)      July 1, 1996             594,011
Fairway Marketing Group (Fairway)       December 23, 1996        424,999
Bancard Systems, Inc. (BSI)             January 27, 1997       3,131,250
Retail Payment Services, Inc. (RPS)     January 30, 1997         567,519
Eric Krueger, Incorporated (Krueger)    June 3, 1997             579,000
LADCO Financial Group, Inc. (LFG)       July 14, 1997          1,463,414
Bancard, Inc. (BCI)                     October 2, 1997        3,870,968

     PMT's supplemental consolidated financial statements have been restated to include the accounts of the above named entities for all periods presented by including the historical results of these entities. The historical results of these seven pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Significant, unusual and non-recurring costs affecting fiscal 1996 operating results of the pooled entities include a single fraud loss of $890,000, recognition of $400,000 in asset impairment losses in one entity, and executive bonuses of $330,000 (totaling approximately $1 million after-tax or $0.02 per share). Although PMT incurs merchant fraud losses each year, and recognizes an accrual each year for such possibilities, the Company's annual loss experience historically has been significantly less than the loss referred to above. Additionally, no further asset impairment losses are expected from any of the assets acquired as a result of these operating business acquisitions. The historical results do not purport to be indicative of results which may occur in the future.

                               PMT SERVICES, INC.

     MHA had a calendar year end and, accordingly, the MHA statements of income for the years ended December 31, 1994, and 1995 have been combined with the Company's statements of income for the fiscal years ended July 31, 1995 and 1996, respectively. In order to conform MHA's year end to the Company's fiscal year end, results of operations for MHA for the six- month period ended June 30, 1996 have been excluded from the consolidated statement of income for the fiscal year ended July 31, 1996. Accordingly, an adjustment has been made in fiscal year 1996 to retained earnings for the exclusion of the net loss of $356,914 for such six-month period. MHA's results of operations for this six-month period include revenues of $10,743,645, expenses of $11,022,698 and net loss before provision of income taxes of $279,053.

     Fairway, RPS, Krueger and Bancard were Subchapter S Corporations for income tax purposes; therefore, these entities did not pay U.S. federal income taxes. These entities will be included in the Company's U.S. federal income tax return effective from the date of merger.

     Separate revenues, net income and related per share amounts of the acquired operating businesses for the periods prior to the mergers are presented in the following table. In addition, the table includes unaudited pro forma net income and earnings per share amounts which reflect pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.



                                             Year Ended       Year Ended       Year Ended
                                             July 31, 1995    July 31, 1996    July 31, 1997
                                             --------------   --------------   -------------
Revenues
 PMT                                           $ 75,242,866     $136,254,139    $240,756,047
 BCI                                             17,745,773       31,851,486      40,827,025
 LFG                                              8,860,400       11,008,144      12,881,617
 MHA                                             13,764,195       13,585,887              --
 BSI                                             16,808,554       21,540,196      12,218,404
 Fairway                                         18,072,187       19,524,072       7,125,352
 Other                                            6,791,030       12,978,788      11,232,012
                                               ------------     ------------    ------------

Revenues, as reported                          $157,285,005     $246,742,712    $325,040,457
                                               ============     ============    ============

Net Income (Loss)
 PMT                                           $  4,032,000     $  8,952,399      13,805,887
 BCI                                                587,159        1,179,624       2,655,698
 LFG                                                917,608        1,024,212       1,318,778
 MHA                                               (391,845)        (327,023)             --
 BSI                                                236,002          287,669         745,665
 Fairway                                            164,381         (858,125)        183,262
 Other                                              494,622        1,146,411         345,160
                                               ------------     ------------    ------------

Net income, as reported                           6,039,927       11,405,167      19,054,450
Pro forma tax effect of Subchapter
  S Corporations                                   (484,437)        (574,199)     (1,277,831)
                                               ------------     ------------    ------------

Pro forma net income                           $  5,555,490     $ 10,830,968    $ 17,776,619
                                               ============     ============    ============

                               PMT SERVICES, INC.

Earnings per share:
  As reported                $0.1950.20  $0.2960.30  $0.4230.42
  Pro forma                  $0.1790.18  $0.2810.28  $0.3920.39

     In addition to these seven transactions, the Company completed three separate operating business acquisitions during fiscal 1997 with three unrelated entities by issuing an aggregate of 2,900,000 shares of its common stock in exchange for all the outstanding stock of the three entities. On an individual basis these transactions were not considered material for retroactive restatement.

Asset Purchases

     The Company purchases merchant portfolios which provide the Company the right to service specific merchants under contract to processing banks for electronic authorization and payment processing. The Company purchased nine merchant portfolios in fiscal 1995, four merchant portfolios in fiscal 1996 and nine merchant portfolios in fiscal 1997. These acquisitions were accounted for as purchase transactions, and accordingly, the operating results of the merchant portfolios are included in the Company's results of operations from the effective dates of the acquisitions.

     In connection with the purchase of merchant portfolios, the Company may enter into a noncompetition agreement with the sellers of the portfolios. In such cases, a portion of the purchase price of each merchant portfolio is allocated to the related noncompetition agreement (Note 7). Amortization expense related to purchased merchant portfolios was $2,283,638, $5,642,084 and $8,886,428 in fiscal 1995, 1996 and 1997, respectively.

     Individually significant purchase transactions are as follows:

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

                               PMT SERVICES, INC.

     In connection with the purchase, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in stock warrants to purchase 120,000 shares of the Company's common stock currently held by a shareholder of ABC. Additionally, beginning June 1995, the Company's primary processing bank required a security deposit of $1,500,000 for a period of six months due to the conversion of other merchant portfolios to this bank. Approximately $1,000,000 plus accrued interest was returned to the Company in March 1996. A sum of $500,000 will remain on deposit with this primary processing bank as long as the Company participates in the bank's Association Marketing Agreement. This amount is included in intangible and other assets on the Company's balance sheet at July 31, 1997.

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

     Unaudited pro forma operating results are presented below to provide additional information relative to the potential effect upon the Company's operations of significant acquisitions. Pro forma information is provided only for acquisitions meeting certain size and other requirements set forth by the Securities and Exchange Commission. Each of the above acquisitions meet these requirements and are included in the unaudited pro forma summary for the periods specified below. There were no asset purchases which met the significance requirements in fiscal 1997.

                               PMT SERVICES, INC.


                                  Effective         Included in
                                   date of          pro forma results
                                  purchases        BEGINNING FISCAL YEAR
                                  ---------        ---------------------

       ABC                        April 1, 1995              1995
       TermNet                    July 1, 1995               1995
       CPS                        July 1, 1995               1995
       Imperial                   October 1, 1995            1995
       UMB                        March 1, 1995              1995

     These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the purchases been made at the beginning of fiscal 1995 or fiscal 1996, or of results which may occur in the future.

                                              PRO FORMA                         PRO FORMA
                                             YEAR ENDED                        YEAR ENDED
                                            July 31, 1995                     JULY 31, 1996
                                           ---------------                ---------------------

Revenues                                     $212,376,315                    $235,222,557
Net income                                   $  3,896,695                    $ 10,320,854

Earnings per share                                  $0.14                           $0.30

  Actual results during fiscal 1997 were not materially different than pro forma results.

NOTE 4 - NET INVESTMENT IN DIRECT FINANCE LEASES:


                                                                                                    JULY 31,
                                                                                           ---------------------------
                                                                                              1996            1997
                                                                                           ------------   ------------
Minimum lease payments.................................................................    $ 45,674,278   $ 48,501,795
Residual values - unguaranteed.........................................................       5,773,731      5,725,153
Allowance for doubtful accounts........................................................      (1,659,203)    (2,481,981)
                                                                                           ------------   ------------
Net minimum lease payments receivable..................................................      49,788,806     51,744,967
Unearned income........................................................................     (17,422,781)   (17,858,333)
                                                                                           ------------   ------------
Net investment in direct financing leases..............................................    $ 32,366,025   $ 33,886,634
                                                                                           ============   ============

 Changes in the allowance for doubtful accounts were as follows:

                                                                     For the year ended July 31,
                                                             ----------------------------------------
                                                                  1995           1996          1997
                                                             ------------   ------------   -----------
Balance at beginning of year                                 $  1,513,455   $  1,017,459   $ 1,659,203
Provision for bad debt expense                                  1,433,390      2,132,542     2,389,962
Charged off lease contracts                                    (2,487,772)    (1,637,744)   (2,043,331)
Bad debt recoveries                                               558,386        146,946       476,147
                                                             ------------   ------------   -----------
Balance at end of year                                       $  1,017,459   $  1,659,203   $ 2,481,981
                                                             ============   ============   ===========

                               PMT SERVICES, INC.

     At July 31, 1997, minimum lease payments receivable, including estimated residual values receivable, are due as follows:

                                  Unguaranteed
                      Minimum       residual
                   lease payments    values
                     receivable    receivable
                   --------------  -----------
     1998             $20,376,671   $  176,456
     1999              15,434,230      565,691
     2000               9,402,650    2,187,321
     2001               3,043,504    2,416,606
     Thereafter           244,740      379,079
                      -----------   ----------
                      $48,501,795   $5,725,153
                      ===========   ==========

     The Company's experience indicates a portion of the leases will terminate at dates other than the end of the contractual lease period. Accordingly, the foregoing table should not be regarded as a forecast of future collections.

NOTE 5 - PROPERTY AND EQUIPMENT:
                                                 JULY 31,
                                        --------------------------
                                            1996          1997
                                        ------------  ------------
Office equipment......................  $ 6,066,655   $ 9,551,203
Credit card terminals held for lease..    1,864,032     4,043,489
Office furniture and fixtures.........      702,494       856,104
Leasehold improvements................    1,456,291       205,253
                                        -----------   -----------
                                         10,089,472    14,656,049
 Less:  accumulated depreciation......   (3,421,998)   (5,276,993)
                                        -----------   -----------
                                        $ 6,667,474   $ 9,379,056
                                        ===========   ===========

     In addition to the direct financing leases described in Note 4, the Company leases point-of-sale terminals to merchants under operating leases on a month-to-month basis. Depreciation expense on all of the Company's property and equipment totaled $616,275, $1,253,241 and $2,083,858 in fiscal 1995, 1996 and
1997, respectively.

NOTE 6 - NOTE RECEIVABLE:

     The Company entered into a leasing arrangement in March 1997 for a portion of the office space in a building that will serve as the Company's corporate headquarters completed in September 1997. The Company has advanced funds to an independent developer who purchased the building and is responsible for its renovation. The loan provided by the Company has a maximum available balance of $13,300,000 which bears interest at 5% (comparable to invested funds), payable monthly in arrears. The loan amount is being advanced in various draws by the

                               PMT SERVICES, INC.

building owner based on certain achieved milestones in the renovation. The outstanding principal balance at July 31, 1997 is $8,773,330. The Company's note receivable is secured by a first lien on the property and has a term of ten years. The Company obtained an independent appraisal of the property in determining its fair value for the purpose of classifying the related leasing transaction in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases. The lease has a term of ten years and is classified as an operating lease. The Company's minimum lease commitment related to the property is included in Note 13 - Leases.

NOTE 7 - INTANGIBLE AND OTHER ASSETS:
                                                 July 31,
                                         ------------------------
                                            1996         1997
                                         -----------  -----------
Noncompetition agreements..............   $3,345,193  $ 4,068,352
Restricted cash........................    3,329,913    7,724,597
Notes receivable from shareholders.....      171,598    2,957,542
Prepaid processing costs...............           --    1,307,330
Deferred finance costs.................      585,360      526,666
Other..................................      650,292    1,405,239
                                          ----------  -----------
                                          $8,082,356  $17,989,726
                                          ==========  ===========

     Intangible and other assets include noncompetition agreements with various sellers of merchant portfolios purchased by the Company (Note 3).

     Amortization expense related to noncompetition agreements was $465,147, $860,323 and $1,243,676 in fiscal 1995, 1996 and 1997, respectively.
Accumulated amortization of noncompetition agreements was $1,703,680 and $2,947,356 at July 31, 1996 and 1997, respectively.

     Restricted cash represents funds withheld by certain processing banks pursuant to processing agreements to cover potential merchant losses or by lending institutions pursuant to loan agreements to provide additional collateral.

     Amortization of deferred finance costs included in interest expense was $580,665, $550,318 and $607,642 in fiscal 1995, 1996 and 1997, respectively.
Accumulated amortization of deferred finance costs was $1,413,345 and $2,020,987 at July 31, 1996 and 1997, respectively.

                               PMT SERVICES, INC.

NOTE 8- ACCRUED LIABILITIES:

                                                                      July 31,
                                                              ------------------------
                                                                 1996         1997
                                                              -----------  -----------
Income taxes payable........................................  $ 1,696,910    1,030,799
Compensation and payroll taxes..............................    1,534,631    1,912,576
Reserve for merchant losses.................................    1,681,002    1,331,290
Professional services.......................................      415,477      332,560
Accrued processing costs....................................      238,189      193,640
State franchise taxes payable...............................      356,042           --
Sales and property taxes payable............................      298,792      274,159
Interest payable on long-term debt..........................      150,399       82,179
Other.......................................................      492,962      564,467
                                                              -----------  -----------
                                                              $ 6,864,404  $ 5,721,670
                                                              ===========  ===========

NOTE 9 - LONG-TERM DEBT:
                                                                      July 31,
                                                              ------------------------
                                                                 1996         1997
                                                              -----------  -----------
Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash,
  principal and interest at a variable rate based
  on the one month Commercial Paper rate then
  in effect (6.05% at July 31, 1997), are payable
  monthly, with all unpaid principal and interest
  due in May 2003...........................................  $        --  $ 5,258,258

Notes payable, secured by the remaining payment
  stream on certain leases and restricted cash, principal
  and interest at rates ranging from 10.11% to 12.21%
  per annum are payable monthly, with all unpaid
  principle and interest due by April 2000..................   10,237,459    5,084,577

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at 7.22% per annum, are payable monthly,
  with all unpaid and  interest due by May 2002.............   13,310,790   18,760,944

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at variable rates based on the one month
  LIBOR rate then in effect (various rates ranging
  from 10.06% to 10.38% at July 31, 1996),
  paid in fiscal 1997.......................................    3,210,195           --


                               PMT SERVICES, INC.

                                                                      JULY 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              -------------  -------------

Notes payable, secured by remaining payment stream
  of certain leases and restricted cash, principal and
  interest at 7.39% per annum, paid in fiscal 1997..........       696,413             --

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal
  and interest at 12.0% per annum are payable monthly,
  with all unpaid principal and interest due by
  March 1999................................................     1,149,487        481,204

Revolving line of credit obligation (maximum available
  balance of $3,000,000), secured by the remaining
  payment stream of certain leases and restricted cash,
  principal and interest at a variable rate based on the
  prime rate (9.5% at July 31, 1997), are payable
  monthly, with all unpaid principal and interest
  due on demand.............................................     1,034,350      1,290,048

Notes payable, secured by the remaining payment
  stream of certain leases and restricted cash, principal,
  and interest at 5.17% per annum, paid in fiscal
  1997......................................................       642,576             --

Revolving line of credit obligation (maximum available
  balance of $1,500,000), secured by the remaining
  payment stream of certain leases and restricted cash,
  principal and interest at a variable rate based on the
  prime rate (10.0% at July 31, 1997), are payable
  monthly, with all unpaid principal and interest due
  by May 1998...............................................       996,545        346,457

Other debts repaid in 1996 or subsequent to
  acquisitions..............................................     3,245,715      1,673,644

Other.......................................................         5,000        185,895
                                                              ------------   ------------
Total long-term debt........................................    34,528,530     33,081,027
      Less:  current portion                                   (13,456,646)   (14,516,369)
                                                              ------------   ------------
                                                              $ 21,071,884   $ 18,564,658
                                                              ============   ============

                               PMT SERVICES, INC.

     The Company entered into an agreement on March 22, 1994 for a $12,500,000 revolving line of credit and $2,368,000 bridge loan. This credit facility was amended and restated on May 31, 1995, July 18, 1995 and January 31, 1997, increasing the revolving line of credit to $20,000,000 and terminating the bridge loan. The current amendment expires January 31, 1998. Borrowings, if any, under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for general corporate purposes.

     Maturities of long-term debt are as follows as of July 31, 1997:


            Year Ending
              July 31
            -----------
               1998                     $14,516,369
               1999                      10,789,127
               2000                       5,209,256
               2001                       1,610,339
               2002                         579,164
               Thereafter                   376,772
                                        -----------
                                        $33,081,027
                                        ===========

NOTE 10 - SHAREHOLDERS' EQUITY:

  Changes in the shares of the Company's common stock are as follows:


 Outstanding at July 31, 1994..........................................    5,930,603
 Shares issued.........................................................    2,420,872
 Exercise of  put options..............................................    1,922,372
 Exercise of options and warrants......................................      164,684
                                                                         -----------
 Outstanding at July 31, 1995..........................................   10,438,531
 Shares issued.........................................................    5,851,961
 Exercise of options...................................................       44,805
 Stock dividends.......................................................   26,791,597
                                                                         -----------
 Outstanding at July 31, 1996..........................................   43,126,894
 Shares issued.........................................................    2,900,966
 Exercise of options...................................................      369,468
 Cancellation of treasury shares.......................................     (778,840)
                                                                         -----------
 Outstanding at July 31, 1997..........................................   45,618,448
                                                                         ===========

     Shares of common stock issued in operating business acquisitions accounted for as poolings of interests, for which the financial statements have been restated, have been reflected as outstanding on a pre-split basis for all periods presented above.

                               PMT SERVICES, INC.

     The Company's shareholders approved an increase in the amount of authorized shares of Common Stock of the Company from 40,000,000 shares to 100,000,000 shares at the Company's December 16, 1996 Annual Meeting of Shareholders.


NOTE 11 - STOCK OPTIONS AND WARRANTS:

     The Company has an incentive stock option plan, whereby the Company has reserved for issuance upon exercise of stock options a maximum of 3,795,000 shares of the Company's common stock. In addition to certain other provisions, the plan provides for the option price of the shares to be determined by the Board of Directors or their designees at the date of the grant provided, however, that in the case of incentive stock options, the option price shall be no less than 100% of the fair market value of the common stock on such date (110% in the case of an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company). In the case of nonstatutory stock options, the option price shall be no less than 85% of the fair market value of the common stock on the date of grant.

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

     In May 1994, the Company adopted an outside director stock option plan and amended the plan at the December 1995 annual shareholders' meeting. The plan provides for the grant of non-qualified stock options to outside directors and authorizes the issuance of up to 300,000 shares of common stock pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted. Options were granted to each outside director on the effective date of the Offering to purchase 30,000 shares of the Company's common stock for a total of 120,000 shares (Note 2). Options granted under the plan are exercisable one-fourth each on the first, second, third and fourth anniversaries of the grant date and expire ten years after the grant date.

     The Company adopted Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation (SFAS 123) as of August 1, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and

                               PMT SERVICES, INC.

earnings per share would have been reduced to the pro forma amounts indicated in the table below:
                                            1995        1996       1997
                                            ----        ----       ----

     Net income as reported              $6,039,927  $11,405,167  $19,054,450

     Pro forma net income                 5,735,749   10,772,733   17,693,408

     Net income per share as reported          0.20         0.30         0.42

     Pro forma net income per share            0.19         0.29         0.39

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:


                                                        1995        1996          1997
                                                     ----------  ----------   -----------

     Expected dividend yield                                 0%          0%             0%

     Expected stock price volatility                      40.8%       42.5%          47.4%

     Risk-free interest rate                          7.3%-7.8%   5.7%-6.8%      6.3%-6.9%

     Expected life of options                        6.7 years   6.7 years      6.7 years


     The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 was $1.46, $5.88 and $9.45 per option, respectively.

                                                                                           WEIGHTED AVERAGE
                                                            NUMBER OF SHARES                EXERCISE PRICE
                                                            ----------------               ----------------
Outstanding at July 31, 1994............................          458,700                  $    0.88

  Granted...............................................        1,400,724                       2.68
  Exercised.............................................         (103,872)                      0.99
  Terminated............................................           (5,196)                      1.13
                                                               -----------                 --------------

Outstanding at July 31, 1995............................        1,750,356                  $    2.31

  Granted...............................................          551,500                      10.79
  Exercised.............................................         (119,775)                      1.26
  Terminated............................................         (265,052)                      2.73
                                                               -----------                 --------------

Outstanding at July 31, 1996............................        1,917,029                  $    4.76

  Granted...............................................          410,500                      16.29
  Exercised.............................................         (369,468)                      2.12
  Terminated............................................          (77,640)                      9.66
                                                               -----------                 --------------

Outstanding at July 31, 1997............................        1,880,421                  $    7.59
                                                               ===========                ===============

                               PMT SERVICES, INC.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                Options Outstanding                 Options Exercisable
                             --------------------------        -----------------------------
                              Weighted
                               Average         Weighted                             Weighted
Range of                      Remaining         Average                             Average
Exercise          Number     Contractual       Exercise              Number         Exercise
Prices          Outstanding     Life             Price             Exercisable       Price
--------------  -----------  -----------  -------------------  -------------------  --------
$0.83-$1.13          77,950          4.7               $ 0.94               77,950    $ 0.94

$2.67-$3.54         914,956          7.0               $ 2.63              361,866    $ 2.67

$5.96-$8.78         132,240          8.3               $ 7.75               23,280    $ 8.00

$9.17-$13.75        470,000          8.9               $11.08               75,500    $10.16

$15.00-22.25        285,275          9.2               $19.33               23,401    $17.92
                  ---------                                                -------
                  1,880,421                                                561,997
                  =========                                                =======

     In fiscal 1995, the Company has granted stock warrants which give the holder the right to purchase 120,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants expire March 22, 2004 (Note
3). In fiscal 1997, the Company granted warrants to purchase 10,000 shares of its common stock at an exercise price of $17.00 per share in conjunction with an immaterial acquisition. These warrants expire September 16, 2006.

NOTE 12 - RETIREMENT PLANS:

     The Company initiated the PMT Services, Inc. 401(k) Retirement Plan, in fiscal 1996. Following the initial enrollment, employees become eligible for participation in the plan on the semi-annual enrollment date following the employee completing 12 consecutive months of employment and 1,000 hours of service or more. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 6% of the employee's annual compensation. The plan expense for fiscal 1996 and 1997 was $64,015 and $114,720, respectively.

                               PMT SERVICES, INC.

NOTE 13 - LEASES:

     The Company leases equipment and office space under noncancellable operating leases. Rent expense approximated $981,374, $1,200,997 and $1,654,116 during fiscal 1995, 1996 and 1997, respectively. Office space was leased from a partnership comprising two of the Company's shareholders during a portion of 1995. Rent expense paid to shareholders for office space amounted to $54,000 during fiscal 1995. This office space lease agreement terminated in 1995 and the Company relocated. None of the Company's current office space is with a related party. In March 1997, the Company entered into a leasing arrangement for a portion of the office space in a building that will serve as the Company's corporate headquarters (Note 6). Future minimum payments under all noncancellable leases with terms greater than one year at July 31, 1997 are:

                                      FISCAL YEAR
                                        ending
          July 31
          ---------
            1998                      $ 2,988,974
            1999                        3,431,032
            2000                        3,447,272
            2001                        2,816,611
            2002                        2,082,822
          Thereafter                    7,558,150
                                      -----------
                                       22,324,861
   Less:  Sublease rentals             (2,635,858)
                                      -----------
                                     $ 19,689,003
                                     ============

NOTE 14 - OTHER INCOME (EXPENSE) - NET:

     The Company recorded a non-taxable gain of $1,000,000 in the fourth quarter of fiscal 1996 for the receipt of insurance proceeds on the life of the former Chief Financial Officer of the Company. Additionally, the Company has included in this line item all non-recurring transaction costs related to operating business acquisitions, which were accounted for as poolings of interest.

     During fiscal 1997, LFG recorded a charge of $367,000 related to the buyout of a consulting agreement due to the death of their former Chief Financial Officer. This charge occurred prior to the effective date of the merger with this entity and is included in other expense on a restated basis.

                               PMT SERVICES, INC.

NOTE 15 - INCOME TAXES:

The provision for income taxes comprises the following:

                                                                                   Year ended July 31,
                                                                          --------------------------------------
                                                                             1995         1996          1997
                                                                          -----------  -----------  ------------
               Current tax expense:
                 Federal....................................              $2,425,471   $5,395,173   $ 8,955,618
                 State......................................                 517,847    1,042,180     1,616,868
                                                                          ----------   ----------   -----------
                                                                           2,943,318    6,437,353   $10,572,486
                                                                          ----------   ----------   -----------

               Deferred tax benefit:
                 Federal....................................                 143,946     (470,526)     (935,449)
                 State......................................                  76,500      (30,469)      (19,521)
                                                                          ----------   ----------   -----------
                                                                             220,446     (500,995)     (954,970)
                                                                          ----------   ----------   -----------
               Increase in valuation
                 allowance..................................                 137,288      194,831            --
                                                                          ----------   ----------   -----------
                                                                          $3,301,052   $6,131,189   $ 9,617,516
                                                                          ==========   ==========   ===========

The Company's effective tax rate differs from the statutory rate as follows:

                                                                                   Year ended July 31,
                                                                           ------------------------------------
                                                                                 1995         1996      1997
                                                                           ----------   ----------   -----------
            Federal tax at statutory rate.........................               34.0%        34.0%         35.0%
            Increase (decrease) in taxes
             resulting from:
              State income taxes (net
               of federal tax benefit)............................                4.5          4.1           4.0
              Subchapter S Corporations
               income not subject to
               tax................................................               (5.2)        (3.3)         (5.0)
              Valuation allowance                                                 1.6          1.2           0.0
              Other...............................................               (1.4)        (1.0)          1.3
                                                                           ----------   ----------   -----------
                                                                                 33.5%        35.0%         35.3%
                                                                           ==========   ==========   ===========

     Deferred income taxes under Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at July 31, 1996 and 1997 are as follows:

                               PMT SERVICES, INC.


                                                     JULY 31,
                                           ---------------------------
                                               1996           1997
                                           ------------   ------------
    Current tax assets:
      Compensation liabilities...........  $     30,897   $     31,645
      Loss reserves......................       858,343      1,386,971
      Other..............................        56,694        124,763
                                           ------------   ------------
    Net current tax assets...............  $    945,934   $  1,543,379
                                           ============   ============

    Noncurrent tax assets:
      Leased equipment...................    10,646,486     12,799,951
      Unearned income....................     7,143,341      8,005,899
      Merchant portfolio amortization....     1,586,194      3,345,402
      Operating loss carryforwards and
       AMT credits.......................     1,222,814      1,299,321
      Other..............................       182,442        182,442
                                           ------------   ------------
                                             20,781,277     25,633,015
           Valuation allowance...........      (332,119)      (332,119)

    Noncurrent tax liability:
      Gross lease receivable.............   (18,726,454)   (21,743,354)
      Residual values....................    (2,367,230)    (2,566,975)
      Depreciation.......................      (242,327)      (517,919)
      Residual value of sold portfolios..            --       (788,371)
      Other..............................      (107,868)      (309,054)
                                           ------------   ------------
                                            (21,443,879)   (25,925,673)
                                           ------------   ------------
     Net noncurrent tax liability........  $   (994,721)  $   (624,777)
                                           ============   ============

     As of July 31, 1997, the Company has approximately $3,000,000 of federal and state net operating loss carryforwards and AMT credits available to offset future taxable income of certain subsidiaries of the Company. These carryforwards and credits expire at various dates through fiscal 2005. A valuation allowance has been established for these net operating losses and AMT credits as utilization is not reasonably assured.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

     In addition to the third-party debt guaranty and operating leases described in Notes 3 and 13 above, the Company is subject to the following commitments and contingencies described herein.

                              PMT SERVICES, INC.

        The Company entered into an agreement in July 1995 to purchase the rights to service merchant accounts to be generated by another independent sales and service provider ("service provider") under a contract with the Company's primary processing bank. The Company's option to purchase may be exercised upon the earlier of default by the service provider under its loan agreement with a third party or December 1, 1997 and expires on January31, 1998. The purchase price will be derived ass a multiple of average monthly cash flow generated by the merchant accounts for the the immediately prior to the purchase.

     The Company's agreement with its primary processing bank was amended to require the Company to purchase the service provider's provider's accounts by January 31, 1998. Additionally,t he Company has indemnified the processing bank for any losses incurred by the processing bank with respect to the service provider's merchant accounts.

     In connection with the option agreement, the Company has guaranteed the service provider's loan to a third party in the amount of $250,000. The Company has also entered into a service agreement whereby the Company will provide customer service, processing equipment deployment and related services to the service provider's merchant accounts for a monthly fee per merchant.

     VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the processing agreements and is therefore dependent upon its contractual arrangements with a processing banks in order to continue to service its merchant portfolio. The Company has a contractual right to receive revenues as derived from the discount rate and fee earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreement with its primary processing bank, the Company is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. This agreement provides mobility for substantially all of the Company's merchant base. However, in order to transfer merchant contracts, the Company must pay the processing bank a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

                                                                     SCHEDULE II


                               PMT SERVICES, INC.

                  RESERVE FOR MERCHANT LOSSES (SUPPLEMENTAL)


               BALANCE AT                                            BALANCE AT
               BEGINNING                                                END OF
FISCAL YEAR    OF PERIOD   ADDITIONS(1)    OTHERS(2)   DEDUCTIONS(3)    PERIOD
-------------  ----------  -------------  -----------  -------------  ----------
    1995       $  554,759  $  622,965           --     $  421,051     $  756,673

    1996       $  756,673  $1,923,049           --     $  998,720     $1,681,002

    1997       $1,681,002  $2,005,535     $284,906     $2,640,153     $1,331,290

______________________

(1) Additions represent amounts charged to expense during the respective periods.

(2)    Other represents additions from immaterial operating business acquisitions, during  the respective periods.

(3) Deductions represent actual chargebacks incurred by the Company during the respective periods.

                    ALLOWANCE FOR BAD DEBTS (SUPPLEMENTAL)

               BALANCE AT                                             BALANCE AT
               beginning                                                END OF
FISCAL YEAR    OF PERIOD   ADDITIONS(1)    OTHER(2)    DEDUCTIONS(3)    PERIOD
-------------  ----------  -------------  -----------  -------------  ----------
 1995          $1,513,455  $1,433,390     $558,386     $2,487,772     $1,017,459

 1996          $1,017,459  $2,132,542     $146,946     $1,637,744     $1,659,203

 1997          $1,659,203  $2,389,962     $476,147     $2,043,331     $2,481,981

______________________

(1) Additions represent amounts charged to expense during the respective periods.

(2)    Other represents recoveries by the Company during the respective periods.

(3) Deductions represent actual write-offs recorded by the Company during the respective periods.

Quarterly Information  (Supplemental basis)

     The following table sets forth statements of income data for each of the eight quarters in the two year period ended July 31, 1997. This income data has been restated to Bancard, Inc. which was acquired by PMT Services, Inc. in a transaction accounted for as a pooling of interests. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information when read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for the entire fiscal year or for any future period.


                                First   Second    Third   Fourth
                               Quarter  Quarter  Quarter  Quarter   Total
                               --------------------------------------------
                                              (in thousands)

          1996
          ----
Revenues                       $54,076  $55,995  $61,930  $74,742  $246,743
Gross margin                    15,330   16,428   17,234   19,714    68,706
Income from operations           4,118    4,148    4,882    5,630    18,778
Income before provision for
  income taxes                   3,057    3,585    4,208    6,686    17,536
Net income                       1,956    2,273    2,634    4,542    11,405

          1997
          ----
Revenues                       $78,990  $75,411  $75,865  $94,774  $325,040
Gross margin                    21,160   21,090   21,369   25,780    89,399
Income from operations           6,803    6,554    6,850    9,528    29,735
Income before provision for
  income taxes                   6,780    5,757    6,645    9,490    28,672
Net income                       4,566    3,634    4,543    6,311    19,054


Selected (Supplemental) Financial Data
                                                             Year Ended July 31,
                                            -----------------------------------------------------
                                              1993       1994       1995       1996       1997
                                            ---------  ---------  ---------  ---------  ---------
                                                   (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
 Revenues.................................   $69,955   $110,202   $157,285   $246,743   $325,040
 Cost of revenues.........................    50,845     77,244    110,671    178,037    235,641
                                             -------   --------   --------   --------   --------
 Gross margin.............................    19,110     32,958     46,614     68,706     89,399

 Selling, general & administrative
  expenses................................    12,922     20,184     28,101     37,959     41,870
 Depreciation and amortization............       599      1,910      3,773      7,914     12,805
 Provision for merchant loss
  and bad debt expense....................     1,586      3,130      2,057      4,055      4,395
 Stock award compensation.................       281        240        241         --         --
 Non-recurring operating
  expense.................................        --         --         --         --        594
                                             -------   --------   --------   --------   --------
 Income from operations...................     3,722      7,494     12,442     18,778     29,735
 Interest income (expense), net...........    (1,251)    (2,481)    (3,101)    (1,946)     1,181
 Other income (expense), net..............        --         --         --        704     (2,244)
                                             -------   --------   --------   --------   --------
 Income before provision for
  taxes, extraordinary item and
  change in accounting
  principle...............................     2,471      5,013      9,341     17,536     28,672
 Provision for income taxes...............       772      1,756      3,301      6,131      9,618
                                             -------   --------   --------   --------   --------
 Income before extraordinary
  item and change in accounting
  principle...............................     1,699      3,257      6,040     11,405     19,054
 Net income...............................   $ 2,289   $  3,257   $  6,040   $ 11,405   $ 19,054

PER SHARE INFORMATION:
 Income before extraordinary
  item....................................   $  0.07   $   0.14   $   0.20   $   0.30   $   0.42
 Extraordinary item - net
  operating loss carryforward.............      0.03       0.00       0.00       0.00       0.00
                                             -------   --------   --------   --------   --------
 Income before change in
  accounting principle....................      0.10       0.14       0.20       0.30       0.42
 Cumulative effect of change
  in accounting principle.................      0.00       0.01       0.00       0.00       0.00
                                             -------   --------   --------   --------   --------

 Earnings per share.......................   $  0.10   $   0.15   $   0.20   $   0.30   $   0.42
                                             =======   ========   ========   ========   ========

 Weighted average shares
  outstanding.............................    22,850     23,045     30,977     38,576     45,015

__________________________
(1) Revenue increased for fiscal 1993 through 1997 primarily from the purchase of merchant portfolios and new merchant contracts generated by the Company as well as fee enhancements with existing merchants.
(2) Net income for fiscal 1993 has increased through the utilization of net operating loss carryforward of $589,471, the benefit of which has partially offset the provision for income taxes. For the fiscal year ended July 31, 1994, net income has increased by $312,800 because of a change in accounting principle relating to income taxes.
(3) Earnings per share for fiscal 1997 includes non-recurring, after-tax operating and merger expenses of $2,633,000 or $0.06 per share. Earnings per share for fiscal 1996 includes non-recurring income of $1,000,000 life insurance proceeds and $296,000 of merger expenses or a net of $0.02 per share.

         (3)  EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS

3.1      Amended and Restated Charter of the Registrant (1)

3.2      Bylaws of the Registrant (1)

3.3 Articles of Amendment to the Amended and Restated Charter of the Registrant (8)

4.1 Section 6 of the Amended and Restated Charter of the Registrant (included in Exhibit 3.1)

4.2      Specimen of Common Stock certificate (1)

10.1(a) Purchase Agreement, dated April 28, 1995, between the Registrant, BankCard America, Inc., and each of Paul L. Alperstein, Samuel Buchbinder and Sol Alperstein. (2)

10.1(b) Option Agreement, dated July 25, 1995, between the Registrant and Money Transfer Systems, Inc., Mel Ora and Greg Mohr. (5)

10.1(c) Purchase Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a. (6)

10.1(d) Agreement and Plan of Merger, dated June 28, 1996, by and among the Registrant, PMT Acquisition Corporation and Martin Howe Associates, Inc. (7)

10.1(e) Agreement and Plan of Merger, dated June 9, 1997, between the Registrant, PMT LADCO Acquisition Corporation, LADCO and the Ladd Family Trust (11)

10.1(f) Agreement and Plan of Merger dated October 2, 1997, by and among the Registrant, PMT BCI Acquisition Corporation, Bancard Inc. and Jay W. Hearst, Anthony Sdao, Scott J. Bahneman, Jack W. Hearst, Gillian G. Hearst and Stephen M. Hearst as shareholders of Bancard, Inc. (12)

10.1(g) Processing Agreement, dated March 1, 1994, between the Registrant and First National Bank of Omaha, relating to the processing of BankCard transactions. (1)

10.1(h) Amendment to Processing Agreement, dated May 10, 1995, between the Registrant and First National Bank of Omaha. (5)

10.1(i) Amendment to Processing Agreement, dated July 18, 1995, between the Registrant and First National Bank of Omaha. (5)

10.1(j) Amendment to Processing Agreement, dated August 7, 1995, between the Registrant and First National Bank of Omaha. (5)

10.1(k) Amendment to Agreement, dated November 1, 1995 between the Registrant and First National Bank of Omaha. (7)

10.1(l) Fifth Amendment to Processing Agreement, dated May 29, 1996, between the Registrant and First National Bank of Omaha. (7)

10.1(m) Provider Agreement, dated June 15, 1995, between the Registrant and Harris Trust and Savings Bank Charge-it Division, relating to the processing of BankCard transactions. (5)

10.1(n) Processing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a., relating to the processing of BankCard transactions.
         (6)

10.1(o) Private-Label Credit Card Processing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a., relating to the processing of charge card transactions. (6)

10.1(p) Assignment and Assumption Agreement, dated March 12, 1996, between Registrant and UMB Bank, n.a. (6)

10.1(q) Marketing Agreement, dated March 12, 1996, between the Registrant and UMB Bank, n.a. (6)

10.1(r) Service Agreement, dated March 28, 1997, between the Registrant and Global Payment Systems LLC.

10.1(s) Consulting Agreement, dated April 1, 1997, between the Registrant and Stephen D. Kane.

10.1(t) Transaction Processing Services Agreement, dated August 15, 1997, between the Registrant and Paymentech Network Services, Inc.

10.1(u)  Lease, dated August 31, 1994, between the Registrant and Eastpark, L.P.
         (3)

10.1(v) First Amendment to Lease, dated September 30, 1994 between Registrant and Eastpark, L.P. (5)

10.1(w) Second Amendment to Lease, dated May 11, 1995 between Registrant and Eastpark, L.P. (5)

10.1(x) Third Amendment to Lease, dated March 1, 1996, between Registrant and Eastpark, L.P. (7)

10.1(y) Fourth Amendment to Lease, dated May 1, 1996, between Registrant and Highwoods/Forsyth Limited Partnership (Successor-in-Interest to Eastpark, L.P.) (7)

10.1(z) Lease Agreement, dated July 31, 1996, between Registrant and Centoff Realty Company, Inc. (7)

10.1(aa) Lease Agreement, dated April 2, 1997, between the Registrant and
         Battleship, LLC. (10)

10.1(bb) Purchase Option Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC. (10)

10.1(cc) Business Property Lease, dated June 20, 1997, between the Registrant and John P. Chudy.

10.2(a)  1994 Non-Employee Director Stock Option Plan. (1)

10.2(b)  Non-Employee Director Restricted Stock Award Plan. (7)

10.2(c)  1994 Incentive Stock Plan. (1)

10.2(d)  PMT Services, Inc. 401(k) Retirement Plan. (4)

10.2(e)  1994 Incentive Stock Plan Amendment No. 1. (8)

10.2(f)  1997 Non qualified Stock Option Plan. (10)

10.3(a) Amended and Restated Loan Agreement, dated May 31, 1995, between the Registrant and First Union National Bank of Tennessee. (5)

10.3(b) Amended and Restated Security Amendment, dated May 31, 1995, between the Registrant and First Union National Bank of Tennessee. (5)

10.3(c) First Amendment to Amended and Restated Loan Agreement, dated July 18, 1995, between the Registrant and First Union National Bank of Tennessee. (5)

10.3(d) Second Amendment to the Amended and Restated Loan Agreement, dated January 31, 1997, between the Registrant and First Union National Bank of Tennessee. (9)

10.3(e) Loan Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC. (10)

10.3(f)  Note, dated April 2, 1997, between the Registrant and Battleship, LLC.
         (10)

10.3(g) Deed of Trust and Security Agreement, dated April 2, 1997, between the Registrant and Battleship, LLC. (10)

21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Accountants dated September 23, 1997.

27.1     Financial Data Schedule.
-----------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-79064.

(2) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on May 15, 1995, Commission No. 0-24420.

(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-97000.

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

(6) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on March 27, 1996, Commission No. 0-24420.

(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996.

(8) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on December 23, 1996, Commission No. 0-24420.

(9) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997.

(10) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.

(11) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on July 18, 1997, Commission No. 0-24420.

(12) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on October 10, 1997, Commission No. 0-24420.

                  EXECUTIVE COMPENSATION PLAN AND ARRANGEMENTS

   The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on form 10-K:

      Exhibit
      Number                                 Exhibit
      ------                                 -------

      *10.2(a)   1994 Non-Employee Director Stock Option Plan.

    ***10.2(b)   Non-Employee Director Restricted Stock Award Plan.

      *10.2(c)   1994 Incentive Stock Plan.

     **10.2(d)   PMT Services, Inc. 401(K) Retirement Plan.

   ****10.2(e)   1994 Incentive Stock Plan Amendment No. 1.

  *****10.2(f)   1997 Non qualified Stock Option Plan.
----------------------
                   * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 Registration No. 33-79064.

                  ** Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 33-97000.

                  *** Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996.

                  **** Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K, filed on December 23, 1996, Commission No. 0-24420.

                  ***** Incorporated by reference to exhibits filed with the
                        Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on October 29, 1997.


                                     PMT SERVICES, INC.


                                     By:  /s/ Richardson M. Roberts
                                         -------------------------
                                         Richardson M. Roberts
                                         Chairman of the Board and
                                         Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                Title(s)                        Date
-----------------------------------  ---------------------------------     ----------------

/s/ Richardson M. Roberts            Chairman of the Board, Chief          October 29, 1997
-----------------------------------  Executive Officer and Director
Richardson M. Roberts                (principal executive officer)


/s/ Gregory S. Daily                 President, Treasurer and Director     October 29, 1997
-----------------------------------
Gregory S. Daily

/s/ Clay M. Whitson                  Vice President of Finance and         October 29, 1997
-----------------------------------  Chief Financial Officer (principal
Clay M. Whitson                      financial officer)

/s/ Vickie G. Johnson                Chief Accounting Officer,             October 29, 1997
-----------------------------------  Secretary  and  Controller
Vickie G. Johnson                    (principal accounting officer)

/s/ Leslie D. Coble                  Director                              October 29, 1997
-----------------------------------
Leslie D. Coble

/s/ Stephen D. Kane                  Director                              October 29, 1997
-----------------------------------
Stephen D. Kane

/s/ Robert C. Fisher, Jr.            Director                              October 29, 1997
-----------------------------------
Robert C. Fisher, Jr.

/s/ Harold L. Siebert                Director                              October 29, 1997
-----------------------------------
Harold L. Siebert