Form 10-K/A
period 1997-07-31
PMT SERVICES INC /TN/
filed 1997-10-31
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

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

   The following table lists certain acquisitions of operating businesses and merchant portfolios that the Company has completed as of October 29, 1997:


          Name                        Type of Acquisition  Date of Acquisition
          ----                        -------------------  -------------------

   United Missouri Bank               Merchant Portfolio   March 1996
   Martin Howe Associates, Inc.       Operating Business   July 1996
   Data Transfer Associates, Inc.     Operating Business   August 1996
   Fairway Marketing Group, Inc.      Operating Business   December 1996
   Bancard Systems, Inc.              Operating Business   January 1997
   Retail Payment Services, Inc.      Operating Business   January 1997
   IMA Payment Systems, Inc.          Operating Business   March 1997
   Zions Bank                         Merchant Portfolio   April 1997
   CVE Corporation                    Operating Business   April 1997
   Erik Krueger, Incorporated         Operating Business   June 1997
   LADCO Financial Group, Inc.        Operating Business   July 1997
   Retail Systems Consulting, Inc.    Operating Business   September 1997
   Bancard, Inc.                      Operating Business   October 1997

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

           The index to Exhibits is at page 97.

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



                                             Year Ended       Year Ended       Year Ended
                                             July 31, 1995    July 31, 1996    July 31, 1997
                                             --------------   --------------   -------------
Revenues
 PMT                                           $ 75,242,866     $136,254,139    $240,756,047
 BCI                                             17,745,773       31,851,486      40,827,025
 LFG                                              8,860,400       11,008,144      12,881,617
 MHA                                             13,764,195       13,585,887              --
 BSI                                             16,808,554       21,540,196      12,218,404
 Fairway                                         18,072,187       19,524,072       7,125,352
 Other                                            6,791,030       12,978,788      11,232,012
                                               ------------     ------------    ------------

Revenues, as reported                          $157,285,005     $246,742,712    $325,040,457
                                               ============     ============    ============

Net Income (Loss)
 PMT                                           $  4,032,000     $  8,952,399      13,805,887
 BCI                                                587,159        1,179,624       2,655,698
 LFG                                                917,608        1,024,212       1,318,778
 MHA                                               (391,845)        (327,023)             --
 BSI                                                236,002          287,669         745,665
 Fairway                                            164,381         (858,125)        183,262
 Other                                              494,622        1,146,411         345,160
                                               ------------     ------------    ------------

Net income, as reported                           6,039,927       11,405,167      19,054,450
Pro forma tax effect of Subchapter
  S Corporations                                   (484,437)        (574,199)     (1,277,831)
                                               ------------     ------------    ------------

Pro forma net income                           $  5,555,490     $ 10,830,968    $ 17,776,619
                                               ============     ============    ============

                               PMT SERVICES, INC.

Earnings per share:
  As reported                $0.20  $0.30  $0.42
  Pro forma                  $0.18  $0.28  $0.39

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
                                                                          ==========   ==========   ===========

The Company's effective tax rate differs from the statutory rate as follows:

                                                                                   Year ended July 31,
                                                                           ------------------------------------
                                                                                 1995         1996      1997
                                                                           ----------   ----------   -----------
            Federal tax at statutory rate.........................               34.0%        34.0%         35.0%
            Increase (decrease) in taxes
             resulting from:
              State income taxes (net
               of federal tax benefit)............................                4.5          4.1           4.0
              Subchapter S Corporations
               income not subject to
               tax................................................               (3.4)        (3.3)         (4.2)
              Valuation allowance                                                 1.6          1.2           0.0
              Other...............................................               (1.4)        (1.0)         (1.3)
                                                                           ----------   ----------   -----------
                                                                                 35.3%        35.0%         33.5%
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on October 31, 1997.


                                     PMT SERVICES, INC.


                                     By:  /s/ Richardson M. Roberts
                                         -------------------------
                                         Richardson M. Roberts
                                         Chairman of the Board and
                                         Chief Executive Officer