Form 10-Q
period 1997-10-31
PMT SERVICES INC /TN/
filed 1997-12-15
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended October 31, 1997

                       COMMISSION FILE NUMBER:  0-24420

                              PMT SERVICES, INC.
            (Exact name of registrant as specified in its charter)


              Tennessee                                    62-1215125
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
   organization)                                    No.)


                        3841 GREEN HILLS VILLAGE DRIVE
                             NASHVILLE, TN  37215

                    (Address of principal executive offices)
                                  (Zip Code)

                                (615) 254-1539
              (Registrant's telephone number, including zip code)


                                NOT APPLICABLE


  (Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                     ---   ---
             As of December 10, 1997, 45,974,855 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PMT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET

                                                                  OCTOBER 31,      JULY 31,
                                                                      1997           1997
                                                                   Unaudited
                                                                 -------------    -----------
     ASSETS
     Current assets:
        Cash and  cash equivalents.............................   $ 27,649,364   $ 23,810,173
        Investments............................................     39,123,124     49,167,521
        Accounts receivable....................................     19,657,950     18,303,296
        Current portion of net investment in finance leases....      9,613,614      9,249,753
        Inventory..............................................      2,491,529      1,818,613
        Deferred income taxes..................................      1,575,167      1,543,379
        Other current assets...................................      2,222,361      2,061,295
                                                                  ------------   ------------
           Total current assets................................    102,333,109    105,954,030
        Purchased merchant portfolios, net of accumulated
           amortization of $21,325,268 and $18,689,846.........     84,665,676     84,343,006
        Long-term portion of net investment in finance leases..     26,494,466     24,636,881
        Property and equipment, net............................     11,265,111      9,379,056
        Long-term note receivable..............................     11,996,908      8,773,330
        Intangible and other assets............................     17,298,420     17,989,726
                                                                  ------------   ------------
           Total assets........................................   $254,053,690   $251,076,029
                                                                  ============   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Current portion of long-term debt........................   $ 13,734,703   $ 14,516,369
      Accounts payable.........................................      7,290,485      9,608,347
      Accrued liabilities......................................      8,498,285      5,721,670
      Deferred revenues........................................        332,450        291,493
                                                                  ------------   ------------
            Total current liabilities..........................     29,855,923     30,137,879
         Long-term debt........................................     17,777,119     18,564,658
      Deferred income taxes....................................        490,183        624,777
                                                                  ------------   ------------
        Total liabilities......................................     48,123,225     49,327,314
                                                                  ------------   ------------

     Shareholders' equity:
         Preferred stock, $0.01 par value, authorized:
           10,000,000 shares; no shares outstanding
         Common stock, $0.01 par value, authorized:
            100,000,000 shares; outstanding:
            45,972,674 and 45,618,488 shares...................        459,727        456,185
      Additional paid-in capital...............................    171,292,621    171,129,805
      Accumulated earnings.....................................     34,178,117     30,162,725
                                                                  ------------   ------------
                                                                   205,930,465    201,748,715
                                                                  ------------   ------------
     Commitments and contingent liabilities (Notes 3)
      Total liabilities and shareholders' equity...............   $254,053,690   $251,076,029
                                                                  ============   ============

   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                                                  THREE MONTH PERIOD ENDED
                                                         October 31,
                                                 --------------------------
                                                         Unaudited
                                                     1997           1996
                                                     ----           ----

Revenues......................................   $93,512,540    $78,989,742
Cost of revenues..............................    67,425,351     57,830,458
                                                 -----------    -----------
Gross margin..................................    26,087,189     21,159,284
                                                 -----------    -----------

Selling, general and administrative expenses..    12,426,282     10,017,606
Depreciation and amortization expense.........     3,822,640      2,890,609
Provision for merchant losses and bad debt
 expense......................................     1,186,337        981,567
Nonrecurring operating expense, net...........            --        466,137
                                                 -----------    -----------
                                                  17,435,259     14,355,919
                                                 -----------    -----------
Income from operations                             8,651,930      6,803,365

Interest income, net..........................       505,142        102,540
Other expense, net............................      (442,884)      (125,761)
                                                 -----------    -----------
Income before provision for income taxes......     8,714,188      6,780,144

Provision for income taxes....................     2,948,753      2,214,202
                                                 -----------    -----------
Net income....................................   $ 5,765,435    $ 4,565,942
                                                 ===========    ===========

Earnings per share............................         $0.12          $0.10
                                                 ===========    ===========



   The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                     ADDITIONAL                      TOTAL
                                         COMMON       PAID-IN      ACCUMULATED   SHAREHOLDERS'
                                          STOCK       CAPITAL       EARNINGS         EQUITY
                                        ---------  -------------  ------------   -------------
  Balance at July 31, 1997............   $456,185   $171,129,805   $30,162,725    $201,748,715
     Stock warrants exercised.........      1,200        148,800                       150,000
     Stock options exercised..........         15          6,951                         6,966
     September 1997 pooling (Note 2)..      2,327                     (143,994)       (141,667)
     Tax benefit from non-qualified
       stock options..................                     7,065                         7,065
     Distributions to Subchapter S
       corporations, prior to merger..                              (1,606,049)     (1,606,049)
     Net income for the period........                               5,765,435       5,765,435
                                        ---------  -------------  ------------   -------------
  Balance at October 31, 1997
      Unaudited.......................   $459,727   $171,292,621   $34,178,117    $205,930,465
                                        =========  =============  ============   =============




   The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  THREE MONTH PERIOD ENDED
                                                                                         October 31,
                                                                                  --------------------------
                                                                                          UNAUDITED
                                                                                      1997          1996
                                                                                      ----          ----
     Cash flows from operating activities:
      Net income...................................................               $ 5,765,435   $  4,565,942
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization expense........................                 3,822,640      2,890,609
      Provision for merchant losses and bad debt expense...........                 1,186,337        981,567
      Deferred income taxes........................................                  (166,382)      (432,386)
      Changes in assets and liabilities, excluding the effects of non-restated acquisitions:
         Accounts receivable.......................................                (1,284,325)    (2,923,685)
         Inventory.................................................                  (613,982)       (44,826)
         Other assets..............................................                    52,218       (721,062)
         Accounts payable..........................................                (2,330,571)     2,613,241
         Accrued liabilities.......................................                 1,632,446        767,919
         Deferred revenues.........................................                    40,957         49,888
                                                                                  -----------   ------------
         Net cash provided by operating activities.................                 8,104,773      7,747,207
                                                                                  -----------   ------------

     Cash flows from investing activities:
      Purchase of merchant portfolios..............................                (2,954,050)   (14,156,358)
      Proceeds from matured investments............................                10,044,397             --
      Purchase of property and equipment, net......................                (2,484,302)    (1,803,481)
      Purchase of equipment for leasing............................                (5,656,361)    (5,403,518)
      Amounts received on leases, net of amortized unearned
       income......................................................                 3,311,187      3,056,218
                                                                                  -----------   ------------
         Net cash (used) provided by investing activities..........                 2,260,871    (18,307,139)
                                                                                  -----------   ------------

     Cash flows from financing activities:
      Proceeds from issuance of long-term debt.....................                 5,978,191      9,173,827
      Payments on long-term debt...................................                (7,831,983)    (6,890,031)
      Issuance of note receivable..................................                (3,223,578)            --
      Proceeds from sale of common stock...........................                   156,966        559,743
       Distributions of Subchapter S corporations..................                (1,606,049)    (2,323,152)
                                                                                  -----------   ------------
         Net cash (used) provided by financing activities..........                (6,526,453)       520,387
                                                                                  -----------   ------------

     Net increase (decrease) in cash and cash equivalents..........                 3,839,191    (10,039,545)
     Cash and cash equivalents at beginning of the period..........                23,810,173    109,351,788
                                                                                  -----------   ------------
     Cash and cash equivalents at end of the period................               $27,649,364   $ 99,312,243
                                                                                  ===========   ============

     Supplemental disclosures of cash flow information:
         Cash paid for income taxes                                               $ 1,071,706   $  1,337,185
         Cash paid for interest                                                       650,506        906,957

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

        For the three months ended October 1997 and 1996, in connection with two separate operating business acquisitions in September 1997 and August 1996, the Company issued 232,726 and 500,000 shares of common stock, respectively. The acquisitions were accounted for as poolings of interests which did not require retroactive restatement, because they had an insignificant impact on the Company.

   The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS:

          The accompanying interim consolidated financial statements are unaudited, except for the balance sheet at July 31, 1997. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended July 31, 1997.

          The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at October 31, 1997 and the results of its operations and its cash flows for the fiscal three month periods ended October 31, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal 1997 has resulted largely from mergers and acquisitions, including the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such operating businesses and merchant portfolios.

          The consolidated financial statements give retroactive effect to an acquisition consummated in the first quarter of fiscal 1998 which was accounted for as pooling of interests. (Note 2).

          Earnings per share for the three month periods ended October 31, 1997 and 1996 is calculated based on the weighted average number of shares of common stock outstanding of 46,941,817 and 44,395,706, respectively.

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

                               PMT SERVICES, INC.

NOTE 2 - ACQUISITIONS:

OPERATING BUSINESS ACQUISITIONS

          In the first quarter of fiscal year 1998, the Company consummated two operating business acquisitions by issuing common stock in exchange for all the outstanding common stock of the companies acquired. These transactions were accounted for as poolings of interest. One of these transactions was considered material for restatement. On October 2, 1997 the Company issued 3,870,965 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. ("BCI").

          The Company's consolidated financial statements have been restated to include the accounts of BCI for all periods presented by including the historical results of BCI. The historical results of BCI reflect its actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

          BCI was a Subchapter S corporation for income tax purposes; therefore, it did not pay U.S. federal income taxes. BCI will be included in the Company's U.S. federal income tax return effective from the date of merger.

          Separate revenues, net income and related per share amounts of BCI for the periods prior to the merger are presented in the following table. In addition, the table includes unaudited pro forma net income and earnings per share amounts which reflect pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

                           Three month period ended
                                 October 31,
                           ------------------------
                              1997         1996
                           -----------  -----------
  Revenues
    PMT                    $85,347,927  $60,997,643
    BCI                      8,164,613    9,740,487
    Other(1)                        --    8,251,612
                           -----------  -----------
  Revenues, as reported    $93,512,540  $78,989,742
                           ===========  ===========

                              PMT SERVICES, INC.

                                 Three month period ended
                                        October 31,
                                 ------------------------
                                    1997          1996
                                 ----------    ----------
  Net Income
    PMT                          $4,914,588    $3,410,384
    BCI                             850,847       774,398
    Other(1)                             --       381,160
                                 ----------    ----------
  Net Income, as reported        $5,765,435    $4,565,942

  Tax effect of Subchapter S
    corporations                   (319,068)     (433,334)
                                 ----------    ----------
  Pro forma net income           $5,446,367    $4,132,608
                                 ==========    ==========

  Earnings per share
    As reported                  $     0.12    $     0.10
    Pro forma                    $     0.12    $     0.09


    (1) Includes fiscal 1997 operating business acquisitions which were also Subchapter S corporations (Fairway Marketing Group, Inc., Retail Payment Services, Inc. and Erik Krueger, Incorporated).

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


NOTE 3 - COMMITMENTS AND CONTINGENCIES:

     In connection with the purchase of a merchant portfolio from Bankcard America, Inc. ("ABC") in April 1995, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC expiring May 9, 1998. The Company received a security interest in 120,000 shares of the Company's common stock currently held by a shareholder of ABC.

     The Company entered into an agreement in July 1995 to purchase the rights to service merchant accounts to be generated by another independent sales and service provider ("service provider") under a contract with the Company's primary processing bank. The Company's option to purchase may be exercised upon the earlier of default by the service provider under its loan agreement with a third party or December 1, 1997 and expires on May 1, 1998. The purchase price will be derived as a multiple of average monthly cash flow generated by the merchant accounts for the three months immediately prior to the purchase.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  PMT Services, Inc. is an independent service organization which markets and services electronic credit card authorization and payment systems, including sale and leasing of related equipment, to retail merchants located throughout the United States. The Company's principal sources of revenues are discount collected and merchant service fees. The remaining revenues consist of point-of-sale processing equipment leases, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate" and related fees, within the terms of the Company's agreements with processing banks. The discount is a percentage of the dollar amount of each credit card transaction.

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

Acquisitions

  In the first quarter of fiscal 1997, the Company completed one operating business acquisition and two merchant portfolio acquisitions. On August 2, 1996, the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding stock of Data Transfer Associates, Inc. ("DTA"). The acquisition was accounted for as an immaterial pooling of interests. The shares were issued to the shareholders of DTA in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The operating results of the other two merchant portfolio acquisitions were accounted for as purchase transactions and have been included in the Company's financial statements beginning August 1, 1996, the effective date of the purchases.

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

  In the second quarter of fiscal 1997, the Company consummated three operating business acquisitions accounted for as poolings of interests and two merchant portfolio acquisitions. On December 23, 1996 the Company consummated an acquisition pursuant to which it issued 424,999 shares of its common stock in exchange for all the outstanding common stock of
Fairway Marketing  Group, Inc. ("Fairway").   On January 27, 1997, the Company
consummated an acquisition pursuant to which it issued 3,131,250 shares of its common stock in exchange for all the outstanding common stock of Bancard Systems, Inc. ("BSI"). On January 30, 1997 the Company consummated an acquisition pursuant to which it issued 567,519 shares of its common stock in exchange for all the outstanding common stock of Retail Payment Services, Inc. ("RPS"). The above referenced shares were issued to the shareholders of Fairway, BSI and RPS in reliance upon the exemption provided by Section 4(2) of the Act. The Company's consolidated financial statements have been restated to include the accounts of Fairway, BSI and RPS for all periods prior to the merger. The other two merchant portfolio acquisitions were accounted for as purchase transactions and their operating results have been included in the Company's financial statements beginning November 1, 1996 and December 1, 1996, the effective dates of the transactions.

  In the third quarter of fiscal 1997, the Company consummated one operating business acquisition and three merchant portfolio acquisitions. On March 31, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of IMA Bancard, Inc. ("IMA"). The shares were issued to the shareholders of IMA in reliance upon the exemption provided by Section 4(2) of the Act. The acquisition was accounted for as an immaterial pooling of interests. The other three merchant portfolio acquisitions were accounted for as purchase transactions and their operating results have been included in the Company's financial statements beginning March 1, 1997 and April 1, 1997, the effective dates of the transactions.

  In the fourth quarter of fiscal 1997, the Company consummated three operating business acquisitions and one merchant portfolio acquisition. On April 30, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of CVE, Inc. ("CVE"). The acquisition was accounted for as an immaterial pooling of interests. On June 3, 1997 the Company consummated an acquisition pursuant to which it issued 579,000 shares of its common stock in exchange for all the outstanding common stock of Erik Krueger, Incorporated ("Krueger"). On July 14, 1997 the Company consummated an acquisition pursuant to which it issued 1,463, 414 shares of its common stock in exchange for all the outstanding common stock of Ladco Financial Group ("LFG"). The Company's consolidated financial statements have been restated to include the accounts of Krueger and LFG for all periods prior to the merger. The above referenced shares were issued to the shareholders of CVE, Krueger and LFG in reliance upon the exemption provided by
Section 4(2) of the Act. The other acquisition was accounted for as a purchase transaction and the operating results have been included in the Company's financial statements beginning July 1, 1997, the effective date of the transaction.

  In the first quarter of fiscal 1998, the Company consummated two operating business acquisitions. On September 17, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of Retail Systems Consulting, Inc. ("RSC"). The acquisition was accounted for as an immaterial pooling of interests. On October 2, 1997 the Company consummated an acquisition pursuant to which it issued 3,870,965 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. ("BCI"). The Company's consolidated financial statements have been restated to include the accounts of BCI for all periods prior to the merger. The above referenced shares were issued to the shareholders of RSC and BCI in reliance upon the exemption provided by Section 4(2) of the Act.

  The growth in the Company's revenues and profitability from fiscal 1997 has resulted largely from the acquisition of operating businesses and merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate additional acquisitions of operating businesses and merchant portfolios. There can be no assurance that the Company will be able to make successful acquisitions or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios.

Results of Operations

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's statement of income:


                                             Three Month Period              Percentage/Increase
                                              Ended October 31,                   (Decrease)
                                         -------------------------                ----------
                                          1997               1996
                                         ------             ------
Revenues                                 100.0%              100.0%                 18.4%
Cost of  revenues                         72.1                73.2                  16.6
                                         -----               -----
Gross margin                              27.9                26.8                  23.3
Selling, general and
   administrative expenses                13.3                12.7                  24.0
Depreciation and amortization expense      4.1                 3.7                  32.2
Provision for merchant losses and bad
   debt expense                            1.2                 1.2                  20.9
Nonrecurring operating expense              --                 0.6                (100.0)
                                         -----               -----
Income from operations                     9.3                 8.6                  27.2
Interest income, net                       0.5                 0.1                 392.6
Other expense, net                        (0.5)               (0.1)                252.2
                                         -----               -----
Income before provision for
   taxes                                   9.3                 8.6                  28.5
Provision for income taxes                 3.1                 2.8                  33.2
                                         -----               -----
Net Income                                 6.2%                5.8%                 26.3%
                                         =====               =====

Revenues

  Revenues for the first quarter of fiscal 1998 increased to $93.5 million, an increase of 18.4% over the same period last year. The growth in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from acquisitions and new merchant contracts generated through the Company's field sales and telemarketing efforts, as well as revenue enhancements with existing merchants. Merchant portfolio purchases accounted for 59.9% of the increase in revenues in the first quarter of fiscal 1998.

Cost of Revenues

       Cost of revenues increased from $57.8 million in the first quarter of fiscal 1997 to $67.4 million in the first quarter of fiscal 1998. Cost decreased as a percentage of revenues for the three month period ended October 31, 1997 by 1.1 percentage points.

     In the first quarter of fiscal 1998, cost of revenues as a percentage of revenues decreased from first quarter of fiscal 1997 primarily as a result of negotiated price reductions from major vendors and revenue enhancement programs. These benefits received were partially offset by the higher cost of revenues from purchased bank portfolios and LFG's decline in revenues as a percentage of the Company's total consolidated revenues.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses were $12.4 million in the first quarter of fiscal 1998 and $10.0 million for the first quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses have increased for the first quarter of fiscal 1998 by 0.6 percentage points when compared to the same period in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues includes expenses incurred to relocate and expand the corporate headquarters and customer service center in Nashville, Tennessee and increased expenses from recently acquired operating businesses.

Depreciation and Amortization

  Depreciation and amortization expense increased from $2.9 million for the quarter ended October 31, 1996 to $3.8 million for the quarter ended October 31, 1997 which represents a 32.2% increase. The increase in depreciation and amortization was primarily the result of additional expenditures related to the Company's management information systems and new corporate headquarters and purchased merchant portfolios.

Provision for Merchant Losses and Bad Debt Expense

  The provision for merchant losses and bad debt expense increased from $1.0 million in the first quarter of fiscal 1997 to $1.2 million in the first quarter of fiscal 1998. As a percentage of revenues, provision for merchant loss and bad debt expense has remained relatively consistent.

Non-recurring Operating Expense

  In the first quarter of fiscal 1997, the Company incurred nonrecurring duplicative net costs of approximately $466,000. These net costs relate to a sales force included in a merchant portfolio acquisition.

Interest Income, Net

  For the first quarter of fiscal 1998, the Company recognized approximately $505,000 net interest income. Interest expense of PMT's LFG operating business has declined in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 as a result of refinancing certain debts with more favorable interest rates.

Other Expense

  In the first quarter of fiscal 1998, the Company incurred other expenses of approximately $443,000. For the same quarter in fiscal 1997, the Company incurred other expenses of approximately $126,000. The Company has included in this line item all non-recurring transaction costs such as legal and accounting fees related to acquisitions of operating businesses, which were accounted for as poolings of interests.

Income Tax

  Income tax expense increased in the first quarter of fiscal 1998 in relation to the comparable period in fiscal 1997, principally as a result of the Company's increased profitability in fiscal 1998. For the three months ended October 31, 1997, the income tax expense of $2.9 million represented an effective income tax rate of 33.8% as compared to the income tax expense of $2.2 million (32.7% effective income tax rate) in the first three months of fiscal 1997. These effective tax rates are below the expected effective tax rate for fiscal 1998 due to the impact of certain acquired entities which were Subchapter S corporations prior to the effective dates of the mergers.

Liquidity and Capital Resources

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

  The Company expects that cash generated from operations and the excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997 the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide a $20.0 million revolving line of credit of which there was no outstanding balance at October 31, 1997. The Company has an additional revolving line of credit, through its LFG facility, having an aggregate available balance of $3.0 million. The facility bears interest at a variable rate based on the prime rate. There was no outstanding balance at October 31, 1997 under the LFG facility.

Working Capital

  Net cash flow provided by operating activities was $8.1 million for the first three months of fiscal 1998 as compared to net cash flow provided by operating activities of $7.7 million for the first three months of fiscal 1997. The increase in cash flow from operating activities resulted from increases in net income which has been achieved principally through acquisitions of operating businesses and merchant portfolios and internal generation of new merchant accounts. The effect of the net income increase is partially offset by increases in working capital needs.

Capital Expenditures and Investing Activities

  Cash provided by investing activities was approximately $2.2 million for the three month period ended October 31, 1997 as compared to cash used in investing activities of $18.3 million for the same period in fiscal 1997. Capital expenditures were approximately $8.1 million for the first quarter of fiscal 1998 as compared to $7.2 million for the first quarter of fiscal 1997. The overall increase in capital expenditures primarily resulted from additional expenditures related to the Company's management information systems, the relocation of the corporate headquarters, the purchase of additional credit card terminals and the purchase of peripheral equipment for operating and financing leases to merchants. In addition to the increase in capital expenditures, the Company used $3.0 million and $14.2 million for the purchase of merchant portfolios and agents' residual rights in the three month periods ended October 31, 1997 and 1996, respectively.

Financing Activities

  Net cash provided by financing activities for the first three months of fiscal 1997 was approximately $500,000, as compared to cash used by financing activities of $6.5 million for the same period in fiscal 1998.

  The overall increase of net cash used by financing activities for the first three months of fiscal 1998 reflects the issuance of $3.2 million in additional funds on a note receivable and payments to decrease the Company's indebtedness.

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

  The Company's revolving credit facility with First Union National Bank of Tennessee was amended and restated during fiscal 1997 to increase the facility to $20.0 million of which there was no outstanding balance at October 31, 1997. The current amendment expires January 31, 1998. Borrowings, if any, under the new credit facility will be used to finance future purchases of merchant portfolios and equipment and for working capital purposes.

  The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $900,000 which will be capitalized as incurred. This new system implementation is expected to be completed by July 1, 1999. Each of the Company's merchants utilize equipment to capture and transmit financial transactions. The Company is in the process of completing all necessary updates to this equipment to ensure it will continue to be effective in the year 2000. The total future costs of this transition is estimated to be less than $300,000. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be borne by the processors and network companies. In the event some of the processors are unable to convert their systems appropriately, the Company will switch merchant accounts to those that are able to perform the processing.

  This report contains certain forward-looking statements. Specifically, the forward-looking statements relate to future growth through portfolio acquisitions, the availability of capital to support such acquisitions and the Company's year 2000 compliance program. The ability of the Company to achieve the expectations expressed in these forward-looking statements will be subject to several factors that could cause actual results to differ materially from those expressed in the forward-looking statements, such as merchant attrition, difficulties in integrating newly acquired businesses and portfolios, the availability of capital, the cost of acquired businesses and portfolios, the Company's continued ability to account for acquisitions as poolings of interests, industry price increases and the ability of the Company's processing banks to process merchant transactions effectively. In addition, in reference to the year 2000 compliance program, there is no assurance that the Company will be able to move the merchant accounts efficiently or in a cost effective manner. Results actually achieved thus may differ materially from the expectations expressed in such statements.

PART II.  OTHER INFORMATION


Item 2.   Changes in Securities

          On September 17, 1997 the Company consummated an acquisition pursuant to which it issued 232,726 shares of its common stock in exchange for all the outstanding common stock of Retail Systems Consulting, Inc. ("RSC"). On October 2, 1997 the Company consummated an acquisition pursuant to which it issued 3,870,965 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. ("BCI"). The above referenced shares were issued to the shareholders of RSC and BCI in reliance upon the exemption provided by Section 4(2) of the Act.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


          27.0  Financial Data Schedule


          (b)   Reports on Form 8-K

          The Company filed a current Report on Form 8-K/A dated September 16, 1997, amending a Current Report on Form 8-K dated July 18, 1997 which discussed a business combination requiring retroactive effect in the consolidated financial statements.

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


                                        PMT SERVICES, INC.



                                        By: /s/Vickie G. Johnson
                                            ------------------------
                                            Vickie G. Johnson
                                            Chief Accounting Officer
                                            (principal accounting officer)


Date:  December 15, 1997