Form 10-Q
period 1998-01-31
PMT SERVICES INC /TN/
filed 1998-03-17
CIK 923410

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended January 31, 1998

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



                                NOT APPLICABLE

  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [_]


     As of March 13, 1998, 47,896,114 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PMT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET

                                                           JANUARY 31,     JULY 31,
                                                              1998          1997
                                                          ------------  ------------
                                                           (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents..............................  $ 17,156,410  $ 23,810,173
 Investments............................................    39,256,594    49,167,521
 Accounts receivable....................................    23,435,069    18,303,296
 Current portion of net investment in finance leases....     8,528,735     9,249,753
 Inventory..............................................     3,252,691     1,818,613
 Deferred income taxes..................................     1,612,534     1,543,379
 Other current assets...................................     2,563,697     2,061,295
                                                          ------------  ------------
  Total current assets..................................    95,805,730   105,954,030
 Purchased merchant portfolios, net of accumulated
   amortization of $24,600,600 and $18,689,846..........    87,028,661    84,343,006
 Long-term portion of net investment in finance leases..    29,724,657    24,636,881
 Property and equipment, net............................    12,983,253     9,379,056
 Long-term note receivable..............................    13,108,966     8,773,330
 Intangible and other assets............................    19,259,024    17,989,726
                                                          ------------  ------------
  Total assets..........................................  $257,910,291  $251,076,029
                                                          ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt......................  $ 13,712,197  $ 14,516,369
 Accounts payable.......................................     6,839,928     9,608,347
 Accrued liabilities....................................     3,786,031     5,721,670
 Deferred revenues......................................     1,506,751       291,493
                                                          ------------  ------------
   Total current liabilities............................    25,844,907    30,137,879
 Long-term debt.........................................    18,378,638    18,564,658
 Deferred income taxes..................................       503,528       624,777
                                                          ------------  ------------
   Total liabilities....................................    44,727,073    49,327,314
                                                          ------------  ------------

Commitments and contingent liabilities (Note 3)

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized:
  10,000,000 shares; no shares outstanding
 Common stock, $0.01 par value, authorized:
  100,000,000 shares; outstanding:
  47,209,029 and 45,618,488 shares......................       472,090       456,185
 Additional paid-in capital.............................   171,592,805   171,129,805
 Accumulated earnings...................................    41,118,323    30,162,725
                                                          ------------  ------------
                                                           213,183,218   201,748,715
                                                          ------------  ------------

 Total liabilities and shareholders' equity.............  $257,910,291  $251,076,029
                                                          ============  ============

   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                                         Three month period ended           Six month period ended
                                               January 31,                        January 31,
                                         ------------------------           ----------------------
                                               (Unaudited)                        (Unaudited)
                                           1998           1997              1998              1997
                                           ----           ----              ----              ----
Revenues.............................   $99,812,509    $75,411,156       $193,325,049     $154,400,898
Cost of revenues.....................    70,765,687     54,321,147        138,191,038      112,151,605
                                        -----------    -----------       ------------     ------------

Gross margin.........................    29,046,822     21,090,009         55,134,011       42,249,293
                                        -----------    -----------       ------------     ------------

Selling, general and administrative
 expenses............................    13,889,404     10,406,979         26,315,686       20,424,585
Depreciation and amortization
 expense.............................     4,165,203      3,066,590          7,987,843        5,957,199
Provision for merchant losses and
 bad debt expense....................     1,051,863        944,261          2,238,200        1,925,828
Nonrecurring operating expense, net..            --        118,616                 --          584,753
                                        -----------    -----------       ------------     ------------

                                         19,106,470     14,536,446         36,541,729       28,892,365
                                        -----------    -----------       ------------     ------------

Income from operations...............     9,940,352      6,553,563         18,592,282       13,356,928

Interest income, net.................       501,351        311,270          1,006,493          413,810
Other expense, net...................      (312,900)    (1,107,825)          (755,784)      (1,233,586)
                                        -----------    -----------       ------------     ------------
Income before provision for income
  taxes..............................    10,128,803      5,757,008         18,842,991       12,537,152

Provision for income taxes...........     3,848,945      2,122,351          6,797,698        4,336,553
                                        -----------    -----------       ------------     ------------

Net income...........................   $ 6,279,858    $ 3,634,657       $ 12,045,293     $  8,200,599
                                        ===========    ===========       ============     ============

Earnings per share - Basic...........   $      0.13    $      0.08       $       0.26     $       0.19
                                        ===========    ===========       ============     ============

Earnings per share - Diluted.........   $      0.13    $      0.08       $       0.25     $       0.18
                                        ===========    ===========       ============     ============


   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                     ADDITIONAL                       TOTAL
                                        COMMON        PAID-IN       ACCUMULATED   SHAREHOLDERS'
                                        STOCK         CAPITAL        EARNINGS        EQUITY
                                     ------------  --------------  -------------  -------------
 Balance at July 31, 1997..........  $   456,185    $171,129,805    $30,162,725    $201,748,715
  Stock warrants exercised.........        1,200         148,800                        150,000
  Stock options exercised..........          315          84,211                         84,526
  September 1997 pooling (Note 2)..        2,327                       (143,994)       (141,667)
  November 1997 pooling (Note 2)...       12,063          87,937        666,353         766,353
  Tax benefit from non-qualified
   stock options...................                      142,052                        142,052
  Distributions to Subchapter S
   corporations, prior to merger...                                  (1,612,054)     (1,612,054)
  Net income for the period........                                  12,045,293      12,045,293
                                     -----------    ------------    -----------    ------------
 Balance at January 31, 1998
  Unaudited........................  $   472,090    $171,592,805    $41,118,323    $213,183,218
                                     ===========    ============    ===========    ============



   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  SIX MONTH PERIOD ENDED
                                                                        JANUARY 31,
                                                                ---------------------------
                                                                        (UNAUDITED)
                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities:
 Net income...................................................  $ 12,045,293   $  8,200,599
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization expense........................     8,081,986      6,408,512
 Provision for merchant losses and bad debt expense...........     2,238,200      1,925,828
 Deferred income taxes........................................      (190,404)    (1,605,222)
 Changes in assets and liabilities, excluding the effects of non-restated acquisitions:
   Accounts receivable........................................    (2,926,665)    (3,634,709)
   Inventory..................................................    (1,276,749)       172,029
   Other assets...............................................      (726,343)    (2,201,861)
   Accounts payable...........................................    (4,344,733)       463,171
   Accrued liabilities........................................    (3,473,294)       420,813
   Deferred revenues..........................................        56,903         43,943
                                                                ------------   ------------
   Net cash provided by operating activities..................     9,484,194     10,193,103
                                                                ------------   ------------

Cash flows from investing activities:
 Purchase of merchant portfolios..............................    (4,682,173)   (15,358,039)
 Purchase of investments......................................            --    (72,393,934)
 Proceeds from matured investments............................     9,910,927             --
 Purchase of property and equipment, net......................    (4,761,480)    (1,885,675)
 Purchase of equipment for leasing............................   (12,038,353)   (10,520,848)
 Amounts received on leases, net of amortized unearned
  income......................................................     6,899,393      7,339,133
                                                                ------------   ------------
   Net cash (used) by investing activities....................    (4,671,686)   (92,819,363)
                                                                ------------   ------------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt.....................    10,933,333      1,611,339
 Payments on long-term debt...................................   (16,686,440)      (522,080)
 Issuance of note receivable..................................    (4,335,636)            --
 Proceeds from sale of common stock...........................       234,526        610,788
 Distributions of Subchapter S corporations...................    (1,612,054)    (2,817,933)
                                                                ------------   ------------
  Net cash (used) by financing activities.....................   (11,466,271)    (1,117,886)
                                                                ------------   ------------

Net (decrease) in cash and cash equivalents...................    (6,653,763)   (83,744,146)
Cash and cash equivalents at beginning of the period..........    23,810,173    109,351,788
                                                                ------------   ------------
Cash and cash equivalents at end of the period................  $ 17,156,410   $ 25,607,642
                                                                ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                    $  7,405,605   $  2,588,583
  Cash paid for interest                                           1,289,176      1,783,213

 SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

     For the six months ended January 31, 1997, in connection with an operating business acquisition in August 1996, the Company issued 500,000 shares of common stock. For the six months ended January 31, 1998, in connection with two separate operating business acquisitions in September and November 1997, the Company issued 1,439,076 shares of common stock. The acquisitions were accounted for as poolings of interests, but were not considered material for retroactive restatement.

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

     The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at January 31, 1998 and the results of its operations, its changes in shareholders' equity and its cash flows for the fiscal six month periods ended January 31, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal 1997 has resulted largely from mergers and acquisitions, including the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such acquisitions of operating businesses and merchant portfolios.

     The consolidated financial statements give retroactive effect to an acquisition of an operating business consummated in the first quarter of fiscal 1998 which was accounted for as a pooling of interests. (Note 2).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 (APB 15). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method of convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim periods and annual periods ending after December 15, 1997. The Company has adopted the provisions of this statement in the quarter ended January 31, 1998. Adoption of this statement did not have a material effect on earnings per share.

                              PMT SERVICES, INC.

     Earnings per share for the three month and six month periods ended January 31, 1998 and 1997 are calculated based on the following number of weighted average shares:

                         Three months ended               Six months ended
                             January 31,                    January 31,
                       -----------------------        -----------------------
                          1998         1997              1998         1997
                          ----         ----              ----         ----

    Basic              47,187,549   43,163,840        46,488,340   43,122,209

    Diluted            48,169,562   44,397,257        47,532,971   44,392,724


NOTE 2 - ACQUISITIONS:

OPERATING BUSINESS ACQUISITIONS

     In the first quarter of fiscal year 1998, the Company consummated two operating business acquisitions by issuing common stock in exchange for all the outstanding common stock of the companies acquired. These transactions were accounted for as poolings of interest. One of these transactions was considered material for restatement, as follows. On October 2, 1997 the Company issued 3,870,965 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. ("BCI").

     In the second quarter of fiscal 1998, the Company consummated an operating business acquisition by issuing common stock in exchange for all the outstanding common stock of the company acquired. This transaction was accounted for as a pooling of interests, but was not considered material for restatement.

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

MERCHANT PORTFOLIO ACQUISITIONS

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

                              PMT SERVICES, INC.

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

     The Company entered into an agreement in July 1995 to purchase the rights to service merchant accounts to be generated by Money Transfer Systems, Inc. ("MTSI") under a contract with the Company's primary processing bank. In February 1998 the Company consummated an operating business acquisition by issuing common stock in exchange for all the outstanding common stock of MTSI. The Company intends to account for this transaction as a pooling of interests but does not anticipate that it will be material for restatement. As a part of this acquisition the Company fulfilled its commitments with respect to such merchant accounts.

     VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the VISA or MasterCard associations. The Company is not the principal party to the merchant processing agreements, and therefore, is dependent upon its contractual arrangements with its processing banks and other service providers in order to continue to service its merchant portfolio. The Company has a contractual right to receive revenues derived from the discount rate and fees earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreements with its various processing banks, the Company generally is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. The agreements provide mobility for substantially all of the Company's merchant base. However, in order to transfer merchant contracts, the Company generally must pay the processing banks a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     PMT Services, Inc. is an independent service organization which directly and through its wholly owned subsidiaries, markets and services electronic credit card authorization and payment systems, including sale and leasing of related equipment, to retail merchants located throughout the United States. The Company's principal sources of revenues are discounts collected and merchant service fees. The remaining revenues consist of point-of-sale processing equipment leases, commissions and sales relating to credit card processing equipment and installation fees. The Company initiates the credit card processing relationship with a merchant and negotiates a "discount rate" and related fees, within the terms of the Company's agreements with processing banks. The discount is a percentage of the dollar amount of each credit card transaction.

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

Acquisitions

     In the second quarter of fiscal 1997, the Company consummated three operating business acquisitions accounted for as poolings of interests and two merchant portfolio acquisitions. On December 23, 1996 the Company consummated an acquisition pursuant to which it issued 424,999 shares of its common stock in exchange for all the outstanding common stock of Fairway Marketing Group, Inc. ("Fairway"). On January 27, 1997, the Company consummated an acquisition pursuant to which it issued 3,131,250 shares of its common stock in exchange for all the outstanding common stock of Bancard Systems, Inc. ("BSI"). On January 30, 1997 the Company consummated an acquisition pursuant to which it issued 567,519 shares of its common stock in exchange for all the outstanding common stock of Retail Payment Services, Inc. ("RPS"). The above referenced shares were issued to the shareholders of Fairway, BSI and RPS in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The Company's consolidated financial statements have been restated to include the accounts of Fairway, BSI and RPS for all periods prior to each merger. The two merchant portfolio acquisitions were accounted for as purchase transactions, and their operating results have been included in the Company's financial statements beginning November 1, 1996 and December 1, 1996, the respective effective dates of the transactions.

     In the third quarter of fiscal 1997, the Company consummated one operating business acquisition and three merchant portfolio acquisitions. On March 31, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of IMA Bancard, Inc. ("IMA"). The shares were issued to the shareholders of IMA in reliance upon the exemption provided by Section 4(2) of the Act. The acquisition was accounted for as an immaterial pooling of interests. The three merchant portfolio acquisitions were accounted for as purchase transactions, and their operating results have been included in the Company's financial statements beginning March 1, 1997 and April 1, 1997, the respective effective dates of the transactions.

     In the fourth quarter of fiscal 1997, the Company consummated three operating business acquisitions and one merchant portfolio acquisition. On April 30, 1997, the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of CVE Corporation ("CVE"). The acquisition was accounted for as an immaterial pooling of interests. On June 3, 1997 the Company consummated an acquisition pursuant to which it issued 579,000 shares of its common stock in exchange for all the outstanding common stock of Erik Krueger, Incorporated ("Krueger"). On July 14, 1997, the Company consummated an acquisition pursuant to which it issued 1,463,414 shares of its common stock in exchange for all the outstanding common stock of Ladco Financial Group, Inc. ("LFG"). The Company's consolidated financial statements have been restated to include the accounts of Krueger and LFG for all periods prior to the merger. The above referenced shares were issued to the shareholders of CVE, Krueger and LFG in reliance upon the exemption provided by Section 4(2) of the Act. The merchant portfolio acquisition was accounted for as a purchase transaction and the operating results have been included in the Company's financial statements beginning July 1, 1997, the effective date of the transaction.

     In the first quarter of fiscal 1998, the Company consummated two operating business acquisitions. On September 17, 1997, the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of Retail Systems Consulting, Inc. ("RSC"). The acquisition was accounted for as an immaterial pooling of interests. On October 2, 1997, the Company consummated an acquisition pursuant to which it issued 3,870,965 shares of its common stock in exchange for all the outstanding common stock of Bancard, Inc. ("BCI"). The Company's consolidated financial statements have been restated to include the accounts of BCI for all periods prior to the merger. The above referenced shares were issued to the shareholders of RSC and BCI in reliance upon the exemption provided by Section 4(2) of the Act.

     In the second quarter of fiscal 1998, the Company consummated one operating business acquisition. On November 12, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of Ferrante Financial Services, Inc. ("Ferrante"). The acquisition was accounted for as an immaterial pooling of interests. The above referenced shares were issued to the shareholders of Ferrante in reliance upon the exemption provided by Section 4(2) of the Act.

     The growth in the Company's revenues and profitability from fiscal 1997 have resulted largely from the acquisition of operating businesses and merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate additional acquisitions of operating businesses and merchant portfolios. There can be no assurance that the Company will be able to make successful acquisitions, that the Company will be able to successfully integrate operating business it acquires or that the attrition of merchants from acquired portfolios will not exceed anticipated attrition, thus resulting in lower revenues from the purchased portfolios.

Results of Operations

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                                        Percentage/                       Percentage/
                                 Three Month Period      Increase    Six Month Period      Increase
                                  Ended January 31,     (Decrease)   Ended January 31,    (Decrease)
                                  -----------------     ----------   ----------------     ----------
                                    1998      1997                    1998      1997
                                    ----      ----                    ----      ----
Revenues                           100.0%    100.0%       32.4%      100.0%    100.0%        25.2%
Cost of revenues                    70.9      72.0        30.3        71.5      72.6         23.2
                                   -----     -----                   -----     -----
Gross margin                        29.1      28.0        37.7        28.5      27.4         30.5
Selling, general and
  administrative expenses           13.9      13.8        33.5        13.6      13.2         28.8
Depreciation and
  amortization expense               4.2       4.1        35.8         4.1       3.9         34.1
Provision for merchant
  loss and bad debt expense          1.0       1.2        11.4         1.2       1.2         16.2
Nonrecurring operating
  expense                             --       0.2      (100.0)         --       0.4       (100.0)
                                   -----     -----                   -----     -----
Income from operations              10.0       8.7        51.7         9.6       8.7         39.2
Interest income, net                 0.5       0.4        61.1         0.5       0.2        143.2
Other expense, net                  (0.3)     (1.5)      (71.8)       (0.4)     (0.8)       (38.7)
                                   -----     -----                   -----     -----
Income before provision
  for taxes                         10.2       7.6        75.9         9.7       8.1         50.3
Provision for income taxes           3.9       2.8        81.4         3.5       2.8         56.8
                                   -----     -----                   -----     -----
Net income                           6.3%      4.8%       72.8         6.2%      5.3%        46.9
                                   =====     =====                   =====     =====

Revenues

     Revenues for the second quarter of fiscal 1998 increased to $99.8 million, an increase of 32.4% over the same period last year. For the first six months of fiscal 1998, the Company reported revenues of $193.3 million, 25.2% higher than revenues of $154.4 million for the same period in fiscal 1997. The increase in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from acquisitions and new merchant contracts generated through the Company's field sales and telemarketing efforts, as well as revenue enhancements with existing merchants. Merchant portfolio purchases and operating business acquisitions not included in prior periods accounted for 66.1% of the increase in revenues in the second quarter of fiscal 1998 and 62.2% of the increase in the first six months of fiscal 1998.

Cost of Revenues

     Cost of revenues increased from $54.3 million in the second quarter of fiscal 1997 to $70.8 million in the second quarter of fiscal 1998. Additionally, for the six month period ended January 31, 1998, cost of revenues increased to $138.2 million from $112.2 million for the same period in fiscal 1997. Cost decreased as a percentage of revenues for both the three month and six month periods ended January 31, 1998 by 1.1 percentage points compared to the corresponding periods in fiscal 1997.

     Cost of revenues as a percentage of revenues decreased during these periods primarily as a result of negotiated price reductions from major vendors and revenue enhancement programs. These benefits were partially offset by the higher cost of revenues from purchased bank portfolios and LFG's decline in revenues as a percentage of the Company's total consolidated revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $13.9 million in the second quarter of fiscal 1998 and $10.4 million for the second quarter of fiscal 1997. For the first six months of fiscal 1998, selling, general and administrative expenses increased to $26.3 million from $20.4 million for the same period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased for the six month period ended January 31, 1998 to 13.6% from 13.2% in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues includes expenses incurred to relocate and expand the customer service center in Nashville, Tennessee and proportionately higher agent compensation associated with the sales programs of certain operating businesses acquired during the past year.

Depreciation and Amortization

     Depreciation and amortization expense increased 35.8% from $3.1 million for the quarter ended January 31, 1997 to $4.2 million for the quarter ended January 31, 1998. For the first six months of fiscal 1998, depreciation and amortization increased to $8.0 million from $6.0 million for the same period in fiscal 1997. The increase in depreciation and amortization was primarily the result of purchased merchant portfolios and additional expenditures related to the Company's management information systems and new customer service center.

Provision for Merchant Losses and Bad Debt Expense

     The provision for merchant losses and bad debt expense increased from $944,000 in the second quarter of fiscal 1997 to $1.1 million in the second quarter of fiscal 1998. For the first six months of fiscal 1998, the provision for merchant losses and bad debt expense increased to $2.2 million from $1.9 million for the same period in fiscal 1997. As a percentage of revenues, the provision for merchant losses and bad debt expense declined to 1.0% in the second quarter of fiscal 1998 from 1.2% in the second quarter of fiscal 1997. Revenues and bad debt expenses associated with the Company's terminal leasing subsidiary (LFG) have declined as a percentage of the Company's total consolidated revenues as the Company has completed additional acquisitions.

Nonrecurring Operating Expense

     During the first six months of fiscal 1997, the Company incurred nonrecurring duplicative net costs of $585,000 relating to a sales force acquired as a result of a merchant portfolio acquisition.

Interest Income, Net

     For the first six months of fiscal 1998, net interest income increased to $1.0 million from $414,000 in fiscal 1997. The interest expense of PMT's LFG subsidiary has declined from the first six months of fiscal 1997 principally as a result of refinancing certain indebtedness with more favorable interest rates.

Other Expense

     In the second quarter of fiscal 1998 and the six months year to date, the Company incurred other expenses of $313,000 and $756,000, respectively. For the same periods in fiscal 1997, the Company incurred other expenses of $1.1 million and $1.2 million, respectively. The Company

The Company has included in this line item all non-recurring transaction costs such as legal and accounting fees related to acquisitions of operating businesses, which were accounted for as poolings of interests.

     Other expense in the quarter ended January 31, 1997 also includes a non-recurring charge of approximately $690,000 related to the settlement of litigation with a former officer and shareholder of an entity which PMT merged with subsequent to the resolution of the dispute. Because the merger was accounted for as a pooling of interests, the expense charge is included in the Company's results of operations on a restated basis.

Income Tax

     Income tax expense increased in the second quarter and year to date periods of fiscal 1998 in relation to the comparable periods in fiscal 1997, principally as a result of the Company's increased profitability in fiscal 1998. For the six months ended January 31, 1998, income tax expense of $6.8 million represented an effective income tax rate of 36.1% as compared to income tax expense of $4.3 million or 34.6% in the first six months of fiscal 1997. These effective tax rates are below the expected effective tax rate for fiscal 1998 because of the impact of certain acquired entities which were Subchapter S corporations prior to the effective dates of the mergers.

Liquidity and Capital Resources

     The Company's cash flow is generated by collecting monthly revenues from the merchants. Payments to suppliers and vendors are typically paid within 30 days, except for interchange which is paid daily to the card-issuing banks and dues and assessments which are paid quarterly to Visa and MasterCard Associations. Historically, the Company's primary uses of its capital resources have included debt service, acquisitions of merchant portfolios, capital expenditures and working capital. The Company's management invests excess cash in overnight investments and U.S. Government Treasury notes and bills.

     The Company expects that cash generated from operations and excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997 the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide a $20.0 million revolving line of credit which expired on January 31, 1998. The Company is currently negotiating a new or amended line of credit. The Company has an additional revolving line of credit, through its LFG subsidiary, with an aggregate available balance of $3.0 million. The facility bears interest at a variable rate based on the prime rate. There was no outstanding balance at January 31, 1998 under the LFG facility.

Working Capital

     Net cash flow provided by operating activities was approximately $9.5 million for the first six months of fiscal 1998 as compared to $10.2 million for the first six months of fiscal 1997. The decrease in cash flow from operating activities resulted from increases in working capital needs which offset increases in net income obtained principally through acquisitions of operating businesses and merchant portfolios and internal generation of new merchant accounts.

Capital Expenditures and Investing Activities

     Cash used by investing activities was approximately $4.7 million for the six month period ended January 31, 1998 as compared to $92.8 million for the same period in fiscal 1997. In fiscal 1998, a portion of the Company's investment in securities matured on January 30, 1998. In the first six months of fiscal 1997, the Company reinvested in U.S. Treasury securities approximately $72.4 million of the net proceeds received in the Company's third public offering.

     Net capital expenditures were approximately $16.8 million for the first six months of fiscal 1998 as compared to $12.4 million for the same period of fiscal 1997. The overall increase in capital expenditures resulted primarily from additional expenditures related to the Company's management information systems, the relocation of its customer service center in Nashville, Tennessee, the purchase of additional credit card terminals and accessories for operating and financing leases to merchants. In addition to the increase in capital expenditures, the Company used $4.7 million and $15.4 million for the purchase of merchant portfolios and agents' residual rights in the six month periods ended January 31, 1998 and 1997, respectively.

Financing Activities

     Net cash used by financing activities for the first six months of fiscal 1998 was approximately $11.5 million, as compared to $1.1 million for the same period in fiscal 1997.

     The overall increase of net cash used by financing activities for the first six months of fiscal 1998 reflects the issuance of $4.3 million in additional funds on a note receivable and payments to decrease the Company's indebtedness which was partially offset by the issuance of additional long-term debt of $10.9 million through its subsidiary, LFG.

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

     The Company's revolving credit facility with First Union National Bank of Tennessee was amended and restated during fiscal 1997 to increase the facility to $20.0 million and expired January 31, 1998. The Company is currently negotiating a new or amended line of credit.

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $900,000 which will be capitalized as incurred. This new system implementation is expected to be completed by July 1, 1999. Each of the Company's merchants utilize equipment to capture and transmit financial transactions. The Company is in the process of completing all necessary updates to this equipment to ensure it will continue to be effective in the year 2000. The total future costs of this transition is estimated to be less than $300,000. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be borne by the processors and network companies. In the event some of the processors are unable to convert their systems appropriately, the Company plans to move its merchant accounts to third parties who are able to perform the processing.

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

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

          On November 12, 1997, the Company consummated an acquisition pursuant to which it issued 1,206,349 shares of its common stock in exchange for all the outstanding common stock of Ferrante Financial Services, Inc. ("Ferrante"). The above referenced shares were issued to the shareholders of Ferrante in reliance upon the exemption provided by
          Section 4(2) of the Act.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders of the Company held on December 19, 1997, the following proposals were adopted by the vote specified:

          1. Robert C. Fisher, Jr. and Harold L. Siebert were elected to serve on the Board of Directors of the Company for a term of three years.

                                                              Withhold
                                                 For         Authority
                                                 ---         ---------
               Robert C. Fisher, Jr.          27,750,499      292,585
               Harold L. Siebert              27,750,499      292,585

          2. The shareholders voted to amend the 1994 Incentive Stock plan by increasing the number of shares that may be issued thereunder from 3,795,000 to 4,195,000 by a vote of 15,714,164 for,
               11,746,845 against and 24,074 abstentions. Additionally this amendment removed the requirement for shareholder approval of any amendment that could materially increase benefits accruing to option holders and the absolute restrictions on transfers of non-qualified stock options ("NQSOs"). Pursuant to this amendment, certain officers of the Company may grant options to individuals not employed in executive positions. The requirement that NQSOs be granted at an exercise price of at least 85% of fair market value was eliminated. The amendment also limited the acceleration of vesting of options on the occurrence of a corporate change in control.

          3. The shareholders voted to amend the Company's 1994 Non-Employee Director Stock Option Plan to remove restrictions on the transfer of options received under the Director Plan by a person prior to death with the consent of the Compensation Committee. Additionally, the amendment eliminated the requirement that shareholders approve any amendment that would materially increase benefits accruing to option holders and limited the acceleration of vesting of options on the occurrence of a corporate change in control. The amendment was approved by a vote of 17,107,801 for, 10,255,693 against and 21,589 abstentions.

          4. The shareholders voted to create the 1997 Executive Stock Incentive Plan by a vote of 15,769,635 for, 11,591,424 against and 24,024 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated December 31, 1997 discussing items approved at the Company's Annual Shareholders meeting held on December 19, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PMT SERVICES, INC.



                                By: /s/VICKIE G. JOHNSON
                                    --------------------
                                    Vickie G. Johnson
                                    Chief Accounting Officer
                                    (principal accounting officer)


Date:  March 17, 1998