Form 10-Q
period 1998-04-30
PMT SERVICES INC /TN/
filed 1998-06-15
CIK 923410

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 30, 1998

                        COMMISSION FILE NUMBER:  0-24420

                               PMT SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                    TENNESSEE                              62-1215125
(State or other jurisdiction of incorporation or        (I.R.S. Employer
                  organization)                        Identification No.)


                         3841 GREEN HILLS VILLAGE DRIVE
                              NASHVILLE, TN  37215

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (615) 254-1539
              (Registrant's telephone number, including zip code)


                                 NOT APPLICABLE

  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES   X    NO
                                                      -----     _____

     As of June 12, 1998, 48,911,156 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PMT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET


                                                               APRIL 30,       JULY 31,
                                                                 1998            1997
                                                              ---------        --------
                                                             (UNAUDITED)
ASSETS

Current assets:

  Cash and cash equivalents...............................  $  36,444,941  $  23,810,173
  Investments.............................................     13,679,645     49,167,521
  Accounts receivable.....................................     31,692,948     18,303,296
  Current portion of net investment in finance leases.....     10,333,536      9,249,753
  Inventory...............................................      3,254,557      1,818,613
  Deferred income taxes...................................      1,694,152      1,543,379
  Other current assets....................................      3,055,249      2,061,295
                                                            -------------  -------------
   Total current assets...................................    100,155,028    105,954,030
  Purchased merchant portfolios, net of accumulated
   amortization of $27,448,206 and $18,689,846............     92,760,997     84,343,006
  Long-term portion of net investment in finance leases...     29,665,147     24,636,881
  Property and equipment, net.............................     13,623,698      9,379,056
  Long-term note receivable...............................     13,300,000      8,773,330
  Intangible and other assets.............................     19,646,283     17,989,726
                                                            -------------  -------------
   Total assets...........................................  $ 269,151,153  $ 251,076,029
                                                            =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt.......................    $14,092,415    $14,516,369
  Accounts payable........................................     11,938,164      9,608,347
  Accrued liabilities.....................................      4,262,960      5,721,670
  Deferred revenues.......................................      1,372,669        291,493
                                                            -------------  -------------
    Total current liabilities.............................     31,666,208     30,137,879
  Long-term debt..........................................     19,296,864     18,564,658
  Deferred income taxes...................................        570,958        624,777
                                                            -------------  -------------
   Total liabilities......................................     51,534,030     49,327,314
                                                            -------------  -------------

 Commitments and contingent liabilities (Note 3)

 Shareholders' equity:
  Preferred stock, $0.01 par value, authorized:
   10,000,000 shares; no shares outstanding
  Common stock, $0.01 par value, authorized:
   100,000,000 shares; outstanding:
   47,922,281 and 45,618,488 shares.......................        479,223        456,185
  Additional paid-in capital..............................    172,312,177    171,129,805
  Accumulated earnings....................................     44,825,723     30,162,725
                                                            -------------  -------------
                                                              217,617,123    201,748,715
                                                            -------------  -------------
  Total liabilities and shareholders' equity..............  $ 269,151,153  $ 251,076,029
                                                            =============  =============

   The accompanying notes are an integral part of this financial statement.

                               PMT SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                          Three month period ended       Nine month period ended
                                                  April 30,                     April 30,
                                        ----------------------------   ---------------------------
                                                 (Unaudited)                   (Unaudited)
                                              1998           1997          1998            1997
                                         ------------    -----------   ------------    ------------
 Revenues..............................  $102,559,104    $75,865,581   $295,884,153    $230,266,479
 Cost of revenues......................    72,470,088     54,496,344    210,661,126     166,647,949
                                         ------------    -----------   ------------    ------------

 Gross margin..........................    30,089,016     21,369,237     85,223,027      63,618,530
                                         ------------    -----------   ------------    ------------

 Selling, general and administrative
  expenses.............................    14,089,243      9,933,856     40,404,929      30,358,441
 Depreciation and amortization
  expense..............................     4,375,009      3,239,041     12,362,852       9,196,240
 Provision for merchant losses and
  bad debt expense.....................     1,303,106      1,337,467      3,541,306       3,263,295
 Nonrecurring operating expense, net...            --          8,873             --         593,626
                                         ------------    -----------   ------------    ------------

                                           19,767,358     14,519,237     56,309,087      43,411,602
                                         ------------    -----------   ------------    ------------

 Income from operations................    10,321,658      6,850,000     28,913,940      20,206,928

 Interest income, net..................       439,427        352,722      1,445,920         766,532
 Other expense, net....................      (177,374)      (557,604)      (933,158)     (1,791,190)
                                         ------------    -----------   ------------    ------------

 Income before provision for income
  taxes................................    10,583,711      6,645,118     29,426,702      19,182,270

 Provision for income taxes............     4,074,729      2,102,334     10,872,427       6,438,887
                                         ------------    -----------   ------------    ------------

 Net income............................  $  6,508,982    $ 4,542,784   $ 18,554,275    $ 12,743,383
                                         ============    ===========   ============    ============

 Earnings per share - Basic............  $       0.14    $      0.10   $       0.40    $       0.29
                                         ============    ===========   ============    ============

 Earnings per share - Diluted..........  $       0.13    $      0.10   $       0.39    $       0.29
                                         ============    ===========   ============    ============

   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                    ADDITIONAL                       TOTAL
                                         COMMON      PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                         STOCK       CAPITAL        EARNINGS         EQUITY
                                       --------    ------------    -----------    -------------
 Balance at July 31, 1997..........    $456,185    $171,129,805    $30,162,725     $201,748,715
  Stock warrants exercised.........       1,200         148,800                         150,000
  Stock options exercised..........         798         478,251                         479,049
  September 1997 pooling...........       2,327                       (143,994)        (141,667)
  November 1997 pooling............      12,063          87,937        666,353          766,353
  February 1998 pooling............       6,650         159,350     (2,799,459)      (2,633,459)
  Tax benefit from non-qualified
   stock options...................                     308,034                         308,034
  Distributions to Subchapter S
   corporations, prior to merger...                                 (1,614,177)      (1,614,177)
  Net income for the period........                                 18,554,275       18,554,275
                                       --------    ------------    -----------    -------------
 Balance at April 30, 1998
  Unaudited........................    $479,223    $172,312,177    $44,825,723     $217,617,123
                                       ========    ============    ===========    =============

   The accompanying notes are an integral part of this financial statement.

                              PMT SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       NINE MONTH PERIOD ENDED
                                                                              APRIL 30,
                                                                  -------------------------------
                                                                            (UNAUDITED)
                                                                       1998            1997
                                                                  -------------     -------------
Cash flows from operating activities:
  Net income....................................................   $ 18,554,275     $ 12,743,383
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization expense.........................     12,498,339        9,715,745
  Provision for merchant losses and bad debt expense............      3,541,306        3,263,295
  Deferred income taxes.........................................       (204,592)          56,031
  Changes in assets and liabilities, excluding the effects of non-restated acquisitions:
     Accounts receivable........................................    (11,079,523)      (4,634,276)
     Inventory..................................................     (1,219,526)        (207,302)
     Other assets...............................................     (1,738,105)      (4,077,016)
     Accounts payable...........................................        239,797         (603,743)
     Accrued liabilities........................................     (4,118,520)      (2,212,441)
     Deferred revenues..........................................        (89,213)         105,900
                                                                   ------------    -------------
     Net cash provided by operating activities..................     16,384,238       14,149,576
                                                                   ------------    -------------

 Cash flows from investing activities:
  Purchase of merchant portfolios...............................    (13,524,148)     (29,777,036)
  Purchase of investments.......................................             --      (68,040,264)
  Proceeds from matured investments.............................     35,487,876               --
  Purchase of property and equipment, net.......................     (6,246,580)      (3,328,029)
  Purchase of equipment for leasing.............................    (18,356,125)     (14,913,443)
  Proceeds from receivable securitization.......................             --        1,076,317
   Amounts received on leases, net of amortized unearned
    income......................................................     10,646,687       10,921,368
                                                                   ------------    -------------
     Net cash provided (used) by investing activities...........      8,007,710     (104,061,087)
                                                                   ------------    -------------

 Cash flows from financing activities:
  Proceeds from issuance of long-term debt......................     16,140,887          915,628
  Payments on long-term debt....................................    (22,386,269)        (967,071)
  Issuance of note receivable...................................     (4,526,670)      (8,025,000)
  Proceeds from sale of common stock............................        629,049          624,640
  Distributions of Subchapter S corporations....................     (1,614,177)      (3,344,997)
                                                                   ------------    -------------
     Net cash used by financing activities......................    (11,757,180)     (10,796,800)
                                                                   ------------    -------------

 Net increase (decrease) in cash and cash equivalents...........     12,634,768     (100,708,311)
 Cash and cash equivalents at beginning of the period...........     23,810,173      109,351,788
                                                                   ------------    -------------
 Cash and cash equivalents at end of the period.................   $ 36,444,941    $   8,643,477
                                                                   ============    =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                      $ 12,114,224    $   2,824,263
   Cash paid for interest                                             1,876,556        2,656,089

 SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:


   For the nine months ended April 30, 1997, in connection with an operating business acquisition in August 1996, the Company issued 500,000 shares of common stock. For the nine months ended April 30, 1998, in connection with three separate operating business acquisitions in September 1997, November 1997 and February 1998, the Company issued 2,104,076 shares of common stock. The acquisitions were accounted for as poolings of interests, but were not considered material for retroactive restatement.



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

          The accompanying interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at April 30, 1998 and the results of its operations, its changes in shareholders' equity and its cash flows for the fiscal nine month periods ended April 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. The growth in the Company's income and profitability from fiscal 1997 has resulted largely from mergers and acquisitions, including the purchase of merchant portfolios. Future growth is dependent upon, among other factors, the Company's ability to continue to consummate such acquisitions of operating businesses and merchant portfolios.

          The consolidated financial statements give retroactive effect to an acquisition of an operating business consummated in the first quarter of fiscal 1998 which was accounted for as a pooling of interests (Note 2).

          Earnings per share for the three month and nine month periods ended April 30, 1998 and 1997 are calculated based on the following number of weighted average shares:

                   THREE MONTHS ENDED             NINE MONTHS ENDED
                       APRIL 30,                      APRIL 30,
               -------------------------     ---------------------------
                  1998           1997           1998             1997
                  ----           ----           ----             ----
Basic          47,693,850     43,471,097     46,881,345       43,235,947

Diluted        48,998,417     44,491,620     47,984,880       44,437,407



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

                              PMT SERVICES, INC.

          In each of the second and third quarters of fiscal 1998, the Company consummated an operating business acquisition by issuing common stock in exchange for all the outstanding common stock of the company acquired. These transactions were accounted for as pooling of interests, but were not considered material for restatement.

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


NOTE 3 - COMMITMENTS AND CONTINGENCIES:

          In connection with the purchase of a merchant portfolio from Bankcard America, Inc. ("ABC") in April 1995, the Company signed a guaranty for a $1,000,000 note payable to the current processing bank by ABC. This guarantee has subsequently been released. The Company received a security interest in 120,000 shares of the Company's common stock currently held by a shareholder of ABC.

          VISA and MasterCard require merchants accepting VISA and MasterCard credit cards to contract directly with a processing bank that is a member bank of the VISA or MasterCard associations. The Company is not the principal party to the merchant processing agreements, and therefore, is dependent upon its contractual arrangements with its processing banks and other service providers in order to continue to service its merchant portfolio. The Company has a contractual right to receive revenues derived from the discount rate and fees earned on its merchant portfolio so long as the merchant continues to process transactions on the processing bank's system and the Company provides adequate service to the merchant and remains in compliance under its agreement with the processing bank. Under the terms of the Company's agreements with its various processing banks, the Company generally is permitted to transfer merchants to another processing bank subject to time limitations and termination fees. The agreements provide mobility for a majority of the Company's merchant base. However, in order to transfer merchant contracts, the Company generally must pay the processing banks a fee determined by a formula related to the annualized aggregate transaction volume of the merchants transferred.

                               PMT SERVICES, INC.

NOTE 4 - SUBSEQUENT EVENT

         On May 14, 1998, the Company consummated an operating business acquisition pursuant to which it issued 987,500 shares of its common stock in exchange for all the outstanding common stock of MBN National, Inc. ("MBN"). The transaction will be accounted for as a pooling of interests in the Company's fourth quarter, including restatement of all historical periods. The following table presents selected condensed financial data of the Company on a supplemental basis to illustrate the retroactive restatement effect on the Company's results of operations resulting from the acquisition of MBN.


                   THREE MONTH PERIOD ENDED     NINE MONTH PERIOD ENDED
                           APRIL 30,                   APRIL 30,
                  ---------------------------  --------------------------
                          (UNAUDITED)                 (UNAUDITED)
                      1998           1997          1998         1997
                      ----           ----          ----         ----
Revenues          $105,928,667  $  79,011,378  $307,079,850  $239,184,681

Net Income        $  6,660,956  $   4,568,550  $ 19,351,279  $ 11,908,040

Earnings per
 share - Basic    $       0.14  $        0.10  $       0.40  $       0.27

Earnings per
 share - Diluted  $       0.13  $        0.10  $       0.40  $       0.26


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


Acquisitions

         In the third quarter of fiscal 1997, the Company consummated one operating business acquisition and three merchant portfolio acquisitions. On March 31, 1997 the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of IMA Bancard, Inc. ("IMA"). The shares were issued to the shareholders of IMA in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The acquisition was accounted for as an immaterial pooling of interests. The three merchant portfolio acquisitions were accounted for as purchase transactions, and their operating results have been included in the Company's financial statements beginning March 1, 1997 and April 1, 1997, the respective effective dates of the transactions.

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

         In the second quarter of fiscal 1998, the Company consummated one operating business acquisition. On November 12, 1997, the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of Ferrante Financial Services, Inc. ("Ferrante"). The acquisition was accounted for as an immaterial pooling of interests. The above referenced shares were issued to the shareholders of Ferrante in reliance upon the exemption provided by Section 4(2) of the Act.

         In the third quarter of fiscal 1998, the Company consummated one operating business acquisition. On February 24, 1998, the Company consummated an acquisition pursuant to which it issued shares of its common stock in exchange for all the outstanding common stock of Money Transfer Systems, Inc. ("MTSI"). The acquisition was accounted for as an immaterial pooling of interests. The above referenced shares were issued to the shareholders of MTSI in reliance upon the exemption provided by Section 4(2) of the Act.

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

Results of Operations

         The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                                             PERCENTAGE/                         PERCENTAGE/
                                    THREE MONTH PERIOD        INCREASE    NINE MONTH PERIOD       INCREASE
                                      ENDED APRIL 30,        (DECREASE)    ENDED APRIL 30,       (DECREASE)
                                    --------------------     ----------   -----------------      ----------
                                     1998          1997                     1998     1997
                                    -----         -----                    -----    -----
Revenues                            100.0%        100.0%        35.2%      100.0%   100.0%          28.5%
Cost of revenues                     70.7          71.8         33.0        71.2     72.4           26.4
                                    -----         -----                    -----    -----
Gross margin                         29.3          28.2         40.8        28.8     27.6           34.0
Selling, general and
 administrative expenses             13.6          13.1         41.8        13.6     13.2           33.1
Depreciation and
 amortization expense                 4.3           4.3         35.1         4.2      4.0           34.4
Provision for merchant
 loss and bad debt expense            1.3           1.8         (2.6)        1.2      1.4            8.5
Nonrecurring operating
 expense                               --            --       (100.0)         --      0.2         (100.0)
                                    -----         -----                    -----    -----
Income from operations               10.1           9.0         50.7         9.8      8.8           43.1
Interest income, net                  0.4           0.5         24.6         0.5      0.3           88.6
Other expense, net                   (0.2)         (0.7)       (68.2)       (0.3)    (0.8)         (47.9)
                                    -----         -----                    -----    -----
Income before provision
 for taxes                           10.3           8.8         59.3        10.0      8.3           53.4
Provision for income taxes            4.0           2.8         93.8         3.7      2.8           68.9
                                    -----         -----                    -----    -----
Net income                            6.3%          6.0%        43.3         6.3%     5.5%          45.6
                                    =====         =====                    =====    =====

Revenues

         Revenues for the third quarter of fiscal 1998 increased to $102.6 million, an increase of 35.2% over the same period last year. For the first nine months of fiscal 1998, the Company reported revenues of $295.9 million, 28.5% higher than revenues of $230.3 million for the same period in fiscal 1997. The increase in revenues has resulted in an increase in the Company's accounts receivable. The increase in revenues resulted primarily from acquisitions and new merchant contracts generated through the Company's field sales and telemarketing efforts, as well as revenue enhancements with existing merchants. Merchant portfolio purchases and operating business acquisitions not included in full prior periods accounted for 61.5% of the increase in revenues in the third quarter of fiscal 1998 and 58.6% of the increase in the first nine months of fiscal 1998.


Cost of Revenues

         Cost of revenues increased from $54.5 million in the third quarter of fiscal 1997 to $72.5 million in the third quarter of fiscal 1998. Additionally, for the nine month period ended April 30, 1998, cost of revenues increased to $210.7 million from $166.6 million for the same period in fiscal 1997. Cost decreased as a percentage of revenues for both the three month and nine month periods ended April 30, 1998 by 1.1 and 1.2 percentage points, respectively, compared to the corresponding periods in fiscal 1997.

         Cost of revenues as a percentage of revenues decreased during these periods primarily as a result of negotiated price reductions and rebates from major vendors and revenue enhancement programs. The decrease also resulted from acquisitions of operating businesses during the past year whose cost of revenues as a percentage of revenues are proportionately lower than those historically experienced by the Company. These benefits were partially offset by the higher cost of revenues from purchased bank portfolios and LFG's decline in revenues as a percentage of the Company's total consolidated revenues.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $14.1 million in the third quarter of fiscal 1998 and $9.9 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, selling, general and administrative expenses increased to $40.4 million from $30.4 million for the same period in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased for the nine month period ended April 30, 1998 to 13.6% from 13.2% in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues includes proportionately higher agent compensation and other expenses associated with the sales programs of certain operating businesses acquired during the past year and expenses associated with expanding the customer service center in Nashville, Tennessee.


Depreciation and Amortization

         Depreciation and amortization expense increased 35.1% from $3.2 million for the quarter ended April 30, 1997 to $4.4 million for the quarter ended April 30, 1998. For the first nine months of fiscal 1998, depreciation and amortization increased to $12.4 million from $9.2 million for the same period in fiscal 1997. The increase in depreciation and amortization was primarily the result of purchased merchant portfolios and additional expenditures related to the Company's management information systems and new customer service center.


Provision for Merchant Losses and Bad Debt Expense

         For the first nine months of fiscal 1998, the provision for merchant losses and bad debt expense increased to $3.5 million from $3.3 million for the same period in fiscal 1997. As a percentage of revenues, the provision for merchant losses and bad debt expense declined to 1.3% in the third quarter of fiscal 1998 from 1.8% in the third quarter of fiscal 1997. The decrease in merchant losses and bad debt expense as a percentage of revenues related to proportionately higher fraud losses incurred in fiscal 1997 compared to fiscal 1998.


Non-recurring Operating Expense

         During the first nine months of fiscal 1997, the Company incurred nonrecurring duplicative net costs of $594,000 relating to a sales force acquired as a result of a merchant portfolio acquisition.


Interest Income, Net

         For the first nine months of fiscal 1998, net interest income increased to $1.4 million from $767,000 in fiscal 1997. The interest expense of PMT's LFG subsidiary has declined from the first nine months of fiscal 1997 principally as a result of refinancing certain indebtedness with more favorable interest rates.

Other Expense

         In the third quarter of fiscal 1998 and the nine months year to date, the Company incurred other expenses of $177,000 and $933,000, respectively. For the same periods in fiscal 1997, the Company incurred other expenses of $558,000 and $1.8 million, respectively. The Company has included in this line item all non-recurring transaction costs such as legal and accounting fees related to acquisitions of operating businesses, which were accounted for as poolings of interests.

         Other expense in the nine months ended April 30, 1997 also includes a non-recurring charge of approximately $690,000 related to the settlement of litigation with a former officer of an entity with which PMT merged subsequent to the resolution of the dispute. In addition, LFG recorded a charge of $367,000 related to the buyout of a consulting agreement resulting from the death of its former Chief Financial Officer. This charge occurred prior to the effective date of the merger. Because these mergers were accounted for as poolings of interests, these expense charges are included in the Company's results of operations on a restated basis.


Income Tax

         Income tax expense increased in the third quarter and year to date periods of fiscal 1998 in relation to the comparable periods in fiscal 1997, principally as a result of the Company's increased profitability in fiscal 1998. For the nine months ended April 30, 1998, income tax expense of $10.9 million represented an effective income tax rate of 36.9% as compared to income tax expense of $6.4 million or 33.6% in the first nine months of fiscal 1997. These effective tax rates are below the expected effective tax rate for fiscal 1998 because of the impact of certain acquired entities which were Subchapter S corporations prior to the effective dates of the mergers.


Liquidity and Capital Resources

         The Company's cash flow is generated by collecting monthly revenues from merchants. Payments to suppliers and vendors are typically paid within 30 days, except for interchange which is paid daily to the card-issuing banks and dues and assessments which are paid quarterly to Visa and MasterCard Associations. Historically, the Company's primary uses of its capital resources have included debt service, acquisitions of merchant portfolios, capital expenditures and working capital. The Company's management invests excess cash in overnight investments and U.S. Government Treasury notes and bills.

         The Company expects that cash generated from operations and excess cash on hand will be adequate to meet the Company's immediate cash needs. In addition, on January 31, 1997 the Company amended and restated its credit facility with First Union National Bank of Tennessee to provide a $20.0 million revolving line of credit. This credit facility expired on January 31, 1998 with no outstanding balance. The Company is currently negotiating a new or amended line of credit. The Company has an additional revolving line of credit, through its LFG subsidiary, with an aggregate available balance of $3.0 million. The facility bears interest at a variable rate based on the prime rate. There was no outstanding balance at April 30, 1998 under the LFG facility.


Working Capital

         Net cash flow provided by operating activities was approximately $16.4 million for the first nine months of fiscal 1998 as compared to $14.1 million for the first nine months of fiscal 1997. The increase in cash flow from operating activities resulted from the increase in net income obtained principally through acquisitions of operating businesses and merchant portfolios and internal generation of new merchant accounts partially offset by increases in working capital needs.

Capital Expenditures and Investing Activities

         Net cash provided by investing activities was approximately $8.0 million for the nine month period ended April 30, 1998 as compared to net cash used by investing activities of $104.1 million for the same period in fiscal 1997. In fiscal 1998, a portion of the Company's investment in securities matured on April 30, 1998 and were reinvested in overnight investments. In the first nine months of fiscal 1997, the Company reinvested in U.S. Treasury securities approximately $68.0 million of the net proceeds received in the Company's third public offering.

         Net capital expenditures were approximately $24.6 million for the first nine months of fiscal 1998 as compared to $18.2 million for the same period of fiscal 1997. The overall increase in capital expenditures resulted primarily from additional expenditures related to the Company's management information systems, the relocation of its customer service center in Nashville, Tennessee, the purchase of additional credit card terminals and accessories for operating and financing leases to merchants. In addition to the increase in capital expenditures, the Company used $13.5 million and $29.8 million for the purchase of merchant portfolios and agents' residual rights in the nine month periods ended April 30, 1998 and 1997, respectively.


Financing Activities

         Net cash used by financing activities for the first nine months of fiscal 1998 was approximately $11.8 million, as compared to $10.8 million for the same period in fiscal 1997.

         The overall increase of net cash used by financing activities for the first nine months of fiscal 1998 reflects the issuance of $4.5 million in additional funds on a note receivable and payments to decrease the Company's indebtedness which were partially offset by the issuance of additional long-term debt of $16.1 million through its LFG subsidiary.


Future Capital Needs

         Management believes that significant expenditures for the purchase of additional merchant portfolios may be required for the Company to sustain its growth in the future. Management expects to fund such purchases through cash on hand, cash generated from operations and bank borrowings. Purchases of additional merchant portfolios may require additional capital, and the Company may incur, from time to time, additional short-term and long-term indebtedness or issue, in public or private transactions, equity or debt securities, the availability in terms of which will depend upon then prevailing market and other conditions. There can be no assurance that any such financing will be obtained on terms acceptable to the Company. Management believes that the combination of these sources will be sufficient to meet the Company's anticipated liquidity needs and its growth plans through fiscal 1998. The Company, however, may pursue additional expansion opportunities, including acquisitions of operating businesses accounted for as poolings requiring the issuance of additional shares of stock.

         The Company's revolving credit facility with First Union National Bank of Tennessee was amended and restated during fiscal 1997 to increase the facility to $20.0 million. This credit facility expired January 31, 1998. The Company is currently negotiating a new or amended line of credit.

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The total cost of the software and implementation is estimated to be $1,000,000 which will be capitalized as incurred. This new system implementation is expected to be completed by July 1, 1999. Each of the Company's merchants utilize equipment to capture and transmit financial transactions. The Company is in the process of completing all necessary updates to this equipment to ensure it will continue to be effective in the year 2000. The total future costs of this transition is estimated to be less than $300,000. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be borne by the processors and network companies. In the event some of the processors are unable to convert their systems appropriately, the Company plans to move its merchant accounts to third parties who are able to perform the processing.

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

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities



          On February 24, 1998, the Company consummated an acquisition pursuant to which it issued 665,000 shares of its common stock in exchange for all the outstanding common stock of Money Transfer Systems, Inc. ("MTSI"). The above referenced shares were issued to the shareholders of MTSI in reliance upon the exemption provided by Section 4(2) of the Act.



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

 10.1(a)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Richardson M. Roberts.

 10.1(b)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Joseph T. Stewart, Jr.

 10.1(c)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Clay M. Whitson.

 10.1(d)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Vickie G. Johnson.

 10.1(e)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Gregory S. Daily.

 10.1(f)  Employee Agreement, dated February 2, 1998, between the
          Registrant and Tony VanBrackle.

 27.0     Financial Data Schedule

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

Date:  June 15, 1998